Form 10-Q
period 2009-09-30
Biolog, Inc
filed 2009-10-28
CIK 1462566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

GENERAL FORM FOR REGISTRATION OF SECURITIES
PURSUANT TO SECTION 12(b) OR (g) OF THE SECURITIES
EXCHANGE ACT OF 1934

BIOLOG, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0279370
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Indemnification No.)

123 Parker Avenue, Liverpool, NY 13088
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code (315) 703-9017

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common Stock, par value $0.001	Securities to be registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

BIOLOG, INC.
SEPTEMBER 30, 2009

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Balance Sheets As of September 30, 2009 As of December 31, 2008	F-1

Unaudited Statements of Expenses
  For the three months ended September 30, 2009 and September 30, 2008
  For the nine months ended September 30, 2009 and September 30, 2008
  For the cumulative period from February 18, 1927 to September 30, 2009
		F-2
	Unaudited Statement of Stockholders’ Deficit Cumulative from February 18, 1927 (Date of Inception) to September 30, 2009	F-3
	Unaudited Statements of Cash Flows For the nine months ended September 30, 2009 and September 30, 2008 For the cumulative period from February 18, 1927 (Date of Inception) to September 30, 2009	F-4
	Unaudited Notes to Financial Statements	F-5 - F-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	10

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item1A	Risk Factors	11
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

	SIGNATURES	18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	20	15,170
Accounts payable - related parties	1,100	-
Advances from shareholder	-	1,317
Convertible notes - related parties	7,546	-
Convertible notes	22,800	-
Total Current Liabilities	31,466	16,487

Stockholders' Deficit:
Preferred Stock, $0.001 par value, none and 10,000,000 shares authorized, none issued and outstanding at December 31, 2008 and September 30, 2009, respectively	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 492,978 and 32,999,903 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	33,000	493
Additional paid-in capital	317	(493)
Deficit accumulated during the development stage	(64,783)	(16,487)
Total Stockholder's Deficit	(31,466)	(16,487)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(UNAUDITED)
					February 18, 1927
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		Through
	2009	2008	2009	2008	March 31, 2009

Operating Expenses:
Accounting and bookkeeping	200	-	7,300	-	7,300
Consulting	-	-	32,000	-	32,000
General and administrative expenses	1,839	-	8,996	-	25,483

Net Loss	(2,039)	-	(48,296)	-	(64,783)

Net Loss Per Share - Basic and Diluted	$(0.00)	$-	$(0.00)	$-	N/A

Weighted Average Shares Outstanding - Basic and Diluted	32,999,903	492,978	15,454,856	492,978	N/A

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit

Common stock issued since February 18, 1927	492,978	$493	$(493)	$-	$-

Net Loss	-	-	-	(15,170)	(15,170)

Balances at December 31, 2007	492,978	493	(493)	(15,170)	(15,170)

Net Loss	-	-	-	(1,317)	(1,317)

Balances at December 31, 2008	492,978	493	(493)	(16,487)	(16,487)

Common stock issued for shareholder advances	506,925	507	810	-	1,317

Common stock issued for services	32,000,000	32,000	-	-	32,000

Net Loss	-	-	-	(48,296)	(48,296)

Balances at September 30, 2009	32,999,903	$33,000	$317	$(64,783)	$(31,466)

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			February 18, 1927
	Nine Months Ended		(Inception)
	September 30,		Through
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48,296)	$-	$(64,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	32,000	-	32,000
Convertible notes issued for services	7,630	-	22,800
Changes in operating assets and liabilities:
Accounts payable	20	-	20
Accounts payable - related parties	1,100		1,100
Net Cash Used in Operating Activities	(7,546)	-	(8,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes - related parties	7,546	-	7,546
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	7,546	-	8,863

Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for shareholder advances	$1,317	$-	$1,317
Accounts payable converted to convertible notes	15,170	-	-

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2008 annual financial statements and notes thereto filed on Form 10 with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2008 financial statements have been omitted.

Reverse Stock split

On February 17, 2009, our stockholders approved an amendment to our articles of incorporation to effect a 1 for 100 reverse stock split (the “Reverse Split”) of our common stock, $0.001 par value per share. The effective date of the reverse split was May 28, 2009 and has been retroactively reflected in the accompanying financial statements. Upon effectiveness of the Reverse Split, each stockholder received one share of common stock for every 100 shares of common stock owned and outstanding as of the record date. Any fractional share as a result of the Reverse Split has been dropped. The Reverse Split does not affect the number of shares of common stock authorized for issuance. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern. Biolog has incurred net losses of $64,783 since inception, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

Management believes that actions presently being taken to revise Biolog’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if Biolog were unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If Biolog were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 3 – RELATED PARTY TRANSACTIONS

An Officer of Biolog, Joseph Passalaqua, has advanced Biolog $1,317. The advance not accruing any interest and has no set repayment date. As of December 31, 2008 Biolog owed $1,317 related to this advance. During 2009, Joseph Passalaqua, advanced Biolog $7,546. On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the forgiveness of the $1,317 advance. On September 30, 2009, the $7,546 advance was reclassified as a Convertible Note Payable.

As of September 20, 2009, Biolog incurred a liability to Lyboldt-Daly in the amount of $1,100. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of September 30, 2009, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note bears interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. During 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. As of September 30, 2009, Biolog owes Fidelity Stock Transfer Company $22,180 on this note.

During 2009, Biolog incurred a liability to Joseph Passalaqua in the amount of $ 7,546. On September 30, 2009, this amount was reclassified as a Convertible Note Payable. The note bears interest at 8% per annum. As of September 30, 2009, Biolog currently owes Joseph Passalaqua $7,546 on this note.

The above notes are convertible into common stock of Biolog at a rate of $0.001. Biolog evaluated the convertible portion of the above debt at issuances under FASB ASC 815 for consideration of classification as a liability and derivative and determined both were not applicable. Biolog then evaluated the convertible portion under FASB ASC 470 for consideration of beneficial conversion feature and determined none existed.

NOTE 5 – COMMON STOCK TRANSACTIONS

As of December 31, 2008 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 492,978 shares of common stock issued and outstanding.

 On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for forgiveness of a $1,317 advance.

On February 17, 2009, Biolog had a resolution and amended the Articles of Incorporation to include a 100/1 reverse stock split, with all fractional shares being dropped. The record date of the reverse split was May 28, 2009, with the effect being retroactive back to inception.

On May 29, 2009 Biolog issued 32,000,000 shares of common stock valued at $32,000 for services rendered to Officer, Directors, and Consultants of Biolog.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

BASIS OF PRESENTATION

The unaudited financial statements of Biolog Inc., a Utah corporation (“Biolog”, “the Company”, “our”, or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

DESCRIPTION OF BUSINESS

We were originally named “National Treasure Mines Company” or “NTM” were originally incorporated on February 18, 1927 under the laws of the State of Utah. Our original purpose was to engage in, carry on, and conduct a general mining business in the State of Utah.

On October 31, 1986, we approved the merger and reorganization between “National Treasure Mines Company” and “Roskamp Manley Associates Inc.” or “RMA”, a California corporation. RMA remained a wholly-owned subsidiary of NTM until RMA did not renew their business charter in California and ceased to exist.

On December 18, 1986, we filed Amended Articles of Incorporation and changed the name of the Company to “N.T.M. Inc.” under the laws of the State of Utah.

On June 29, 1994, we completed an acquisition of Larson # 11-28 and Zadow # 23-34, two wells in Radcliff and Mission Canyon in the State of Montana. These wells were considered to be non-performing and were disposed, they do not remain our assets. Being unable to achieve our intended purpose, we ceased operations and became dormant in 1995, having no assets or liabilities.

We remained in this condition until in November 4, 2004, an Application for Reinstatement was completed and filed with the State of Utah. On December 15, 2004 an Amended and Restated Articles of Incorporation was filed under the laws of the State of Utah, whereby our name was changed to “Biolog, Inc”. Since 2004, we have not commenced any operations.

On January 22, 2009 an Application of Reinstatement was filed with the State of Utah.

On February 17, 2009, we adopted an Amendment to the Articles of Incorporation that vacated all the previous Articles of Incorporation in their entirety. The Amendment to the Articles of Incorporation was filed on April 20, 2009 with the State of Utah and effective retroactively.

On February 17, 2009, our stockholders approved an amendment to our articles of incorporation to effect a 1 for 100 reverse stock split (the “Reverse Split”) of our common stock, $.001 par value per share. The effective date of the reverse split was April 20, 2009. Upon effectiveness of the Reverse Split, each stockholder received one share of common stock for every 100 shares of common stock owned and outstanding as of the record date. The Reverse Split does not affect the number of shares of common stock authorized for issuance.

The Company has not commenced any operations and has no products or services as of September 30, 2009 and December 31, 2008.

Our current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and our significant stockholder, Joseph Passalaqua to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or our significant stockholder, Joseph Passalaqua to provide additional future funding. Should this pledge fail to provide financing and we have not identified any alternative sources of funding.  There will be substantial doubt about our ability to continue as a going concern.

Our need for capital may change dramatically because of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

We are presently seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. Our current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.

As a "reporting company," we may be more attractive to a private acquisition target because our common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted. As a result of filing this registration statement, we will be obligated to file with the Securities and Exchange Commission (the "Commission") certain periodic reports, including an annual report containing audited financial statements. We anticipate that we will continue to file such reports as required under the Exchange Act.

We are a shell company as defined under Rule 12b-2 of the Exchange Act in that we are a registrant, other than an asset-backed issuer, that have 1) no or nominal operations; and 2) either i) no or nominal assets; ii) assets consisting solely of cash and cash equivalents; or iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

On June 10, 2009, we filed a Registration Statement on Form 10SB , or the “Registration Statement”, with the Securities and Exchange Commission, or the SEC, to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective in 60 days by operation of law on August 10, 2009, or the Effective Date. Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $64,783 for the period from January 1, 2001 to September 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2008, we had $0 cash on hand, and a deficit accumulated during the development stage of $16,487. At September 30, 2009, we had $0 cash on hand, and a deficit accumulated during the development stage of $64,783. See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

Our need for capital may change dramatically because of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

At September 30, 2009, we had $0 cash on hand and an accumulated deficit of $64,783. Our primary source of liquidity for the current quarter has been from loans from a Joseph C. Passalaqua, a principal stockholder. As of September 30, 2009 we have a convertible note payable to Joseph C. Passalaqua in the amount $7,546. This note bears a simple interest rate of 8% per annum and is payable upon demand. As of September 30, 2009 we have a convertible note payable to Fidelity Stock Transfer Company that was reclassified from an accounts payable for services rendered in the amount $22,800.

This notes includes a simple interest rate of 18% per annum that is billed in the form of monthly fees by Fidelity Stock Transfer and is payable upon demand.

Net cash used in operating activities was $7,546 during the nine-month period ended September 30, 2009.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2009.

Net cash provided by financing activities was $7,546 during the nine-month period ended September 30, 2009.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have had minimal revenues; and we require additional financing in order to finance our business activities on an ongoing basis. Our future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date. In the interim, shareholders of the Company have committed to meet our minimal operating expenses. We believe that actions presently being taken to revise our operating and financial requirements provide them with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company had a net loss of $64,783 for the period from inception through September 30, 2009. The company had net loss of $48,296 for the nine months ended September 30, 2009 as compared to a net loss of $0 for the nine months ended September 30, 2008.

The company had net loss of $2,039 for the three months ended September 30, 2009 as compared to a net loss of $0 for the three months ended September 30, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

The Company had total current assets of $0 and total current liabilities of $16,487 resulting in a working capital deficit of $16,487 as of December 31, 2008. We had total current assets of $0 and total current liabilities of $31,466, which results in working capital deficit of $31,466 as of September 30, 2009.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,039, from $0 in the three months ended September 30, 2008 to $2,039 in the three months ended September 30, 2009. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $1,839, from $0 in the three months ended September 30, 2008 to $1,839 in the three months ended September 30, 2009. Professional fees, made up of accounting and legal fees increased by $200, from $0 in the three months ended September 30, 2008 to $200 in the three months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s accounting fees in 2009, when comparing the same three month period in 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $48,296, from $0 in the nine months ended September 30, 2008 to $48,296 in the nine months ended September 30, 2009. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees and consulting services. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $8,996 from $0 in the nine months ended September 30, 2008 to $8,996 in the nine months ended September 30, 2009. Professional fees, made up of accounting and legal fees increased by $7,300, from $0 in the nine months ended September 30, 2008 to $7,300 in the nine months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees increased by $32,000, from $0 in the nine months ended September 30, 2008 to $32,000 in the nine months ended September 30, 2009. These are consulting services that were provided by the Company’s officers, directors or shareholders. The bulk of the increase in expense was due to the Company’s consulting and accounting fees in 2009, when comparing the same nine month period in 2008.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. There are an aggregate of 32,999,903 shares of Common Stock issued and outstanding, which are held by 933 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable.

In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any.
The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

Holders

As of September 30, 2009, there are 933 shareholders of our common stock.

Dividends

We have not paid any dividends to date, and has no plans to do so in the near future.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies — from companies that develop new technology, as well as the many smaller companies throughout the country.

We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country. For example, the last several years have shown an increase in the use of larger online sources such as Overstock.com and Ebay.com. These increases cut into our potential customer base. Companies who have a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage, brand identification and other resources that we do not have.
Our competitors might introduce less expensive or more improved merchandise. These, as well as other factors, can negatively impact our business strategy.  The competition from larger overstock companies is a very serious threat that can result in substantially less revenue.

Market Price

There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

PART II.   OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 None.

 ITEM 1A.  RISK FACTORS

Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our limited operating history makes its potential difficult to assess.

We have no assets or financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company.  There is no assurance that we can identify such a target company and consummate such a business combination.

We have no agreement for a business combination and no minimum requirements for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will  be  successful  in  identifying  and evaluating   suitable business  opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

There is no assurance of success or profitability of the Company.

There is no assurance that we will acquire a favorable business opportunity.   Even if we should become involved in a business opportunity, there is no assurance that we will generate revenue or profits, or that the market price of our outstanding shares will be increased thereby.  The type of business to be acquired may be one that desires to avoid effecting  its  own  public  offering  and  the  accompanying  expense,  delays, uncertainties and federal and state requirements which purport to protect investors.  Because of our limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

We may not be able to diversify its business.

Because we have limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations.  Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We have limited officers and directors.

Because management consists of only three persons, while seeking a business combination, Amanda Godin, the President of the Company, Garry McHenry, the Secretary of the Company, and Devon Nish, the Director of the Company, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and one director when selecting a target company.  Ms. Godin, Mr. McHenry, and Mr. Nish anticipate devoting only a limited amount of time per month to the business of the Company.  Ms. Godin, Mr. McHenry, and Mr. Nish have not entered into a written employment agreement with the Company and they are not expected to do so. We do not anticipate obtaining key man life insurance on Ms. Godin, Mr. McHenry, or Mr. Nish. The loss of the services of Ms. Godin, Mr. McHenry, and Mr. Nish would adversely affect development of our business and our likelihood of continuing operations.

We depend on management and management's participation is limited.

We will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

The amount of time spent by Ms. Godin, Mr. McHenry and Mr. Nish on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Ms. Godin, Mr. McHenry, Mr. Nish will actually be required to spend to locate a suitable target company. Ms. Godin, Mr. McHenry and Mr. Nish estimate that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

Conflicts of interest exist between the Company and its management.

Certain conflicts of interest exist between the Company and its officers and directors.  They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner that is consistent with their fiduciary duties to the Company.

 It is anticipated that our principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, our principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders.  Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

We may need additional financing.

We have very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders.  However, we have not investigated the availability, source, or terms that might govern the acquisition of the additional capital, which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, our operations will be limited to those that can be financed with our modest capital.

We may need to depend upon outside advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers and directors of the Company consider it necessary  to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

We may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms are active in mergers and acquisitions of companies.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

The reporting requirements imposed upon us may delay or preclude our ability to enter into a business combination.

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Because we are a shell company, these audited financial statements must be furnished within four business days   following the effective   date of a business combination.   Obtaining   audited   financial   statements   are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon un-audited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

We lack market research and a marketing organization.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company.  In the event demand exists for a transaction of the type contemplated  by  the  Company,  there  is no  assurance  the  Company  will  be successful in completing any such business combination.

It is probable that there will be a change in control of the Company and/or management.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized, but un-issued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.
As a condition of the business combination agreement, the current stockholder(s) of the Company may agree to sell or transfer all or a portion of our common stock he/they own(s) so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of his/their participation in the future affairs of the Company.

Stockholders will likely suffer a dilution of the value of their shares upon a business combination.

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per-share value of our common stock may increase or decrease, perhaps significantly.

No public market exists and no public market may develop for the Company’s common stock.

There is currently no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.  Factors such as those discussed in this "Risk Factors” section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of  the  securities,   many  brokerage  firms  may  not  be  willing  to  effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities,   the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of shares of the Company's common stock may be required for resale.

It is the Commission's position that securities issued by a "shell" company such as Plantation Lifecare Developers, Inc., cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other   securities  issued  to  individuals in  the  capacity  of  management, affiliates,  control persons and promoters may also have to be registered  prior to resale and shall be issued with appropriate  restricted legend to reflect the registration requirements.

There may be restrictions imposed by states on the sale of common stock by investors.

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

We may be subject to additional risks because of doing business in a foreign country.

We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners,   corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The consummation of a business combination may subject us and our stockholders to federal and state taxes.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant  to  various  federal  and  state  tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2009 there were the following sales of securities:

On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the extinguishment of shareholder advances of $1,317.

On May 29, 2009, 32,000,000 shares of Common Stock were issued in exchange for consulting services. Amanda Godin, President, was issued 3,000,000 shares of Common Stock.  Garry McHenry, Secretary, was issued 3,000,000 shares of Common Stock. Devon Nish, Director, was issued 3,000,000 shares of Common Stock.  Kevin Kopaunik, Fidelity Stock Transfer Company, was issued 3,000,000 shares of Common Stock.  Joseph Passalaqua, a major shareholder, was issued 20,000,000 shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHBITS

Exhibit Number	Description

3.1	Articles of Amendment to Articles of Incorporation (Profit)*
3.2	By-laws*
3.3	Certificate for Renewal and Revival of Charter*
Exhibit 31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously Submitted and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date: October 28, 2009

By:	/s/ Amanda Godin
Name: Amanda Godin
Title: President

By:	/s/ Garry McHenry
Name: Garry McHenry
Title: Secretary

By:	/s/ Devon Nish
Name: Devon Nish
Title: Director