Form 10-K
period 2009-12-31
Biolog, Inc
filed 2010-02-04
CIK 1462566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _______ to _______

BIOLOG, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0279370
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Indemnification No.)

123 Parker Avenue, Liverpool, NY 13088
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code (315) 412-2345

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common Stock, par value $0.001	Securities to be registered pursuant to Section 12(g) of the Act:

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2009 is 32,999,903 shares, all of one class, $.001 par value per share.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

BIOLOG, INC.

PART I.

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10K, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10 are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10K, unless the context requires otherwise, “we” or “us” or “us” means Biolog, Inc.

BASIS OF PRESENTATION

The audited financial statements of Biolog Inc., a Utah corporation (“Biolog”, “the Company”, “our”, or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.

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

ITEM 1. - BUSINESS

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

The Company has not commenced any operations and has no products or services as of December 31, 2009.

Our current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

We currently have no employees. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

As a “reporting company,” we may be more attractive to a private acquisition target because our common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted. As a result of filing this registration statement, we will be obligated to file with the Securities and Exchange Commission (the “Commission”) certain periodic reports, including an annual report containing audited financial statements. We anticipate that we will continue to file such reports as required under the Exchange Act.

We are a shell company as defined under Rule 12b-2 of the Exchange Act in that we are a registrant, other than an asset-backed issuer, that have 1) no or nominal operations; and 2) either i) no or nominal assets; ii) assets consisting solely of cash and cash equivalents; or iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

On June 10, 2009, we filed a Registration Statement on Form 10SB, or the “Registration Statement”, with the Securities and Exchange Commission, or the SEC, to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective in 60 days by operation of law on August 10, 2009, or the Effective Date. Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 1.A - RISK FACTORS

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

We depend on management and management’s participation is limited.

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

There is currently no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of shares of the Company’s common stock may be required for resale.

It is the Commission’s position that securities issued by a “shell” company such as Biolog, Inc., cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters may also have to be registered prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

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

Regulation of Penny Stocks

The Securities and Exchange Commission (the “Commission”) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules may apply to us and to our securities.

The Commission has adopted Rule 15g-9 that established sales practice requirements low price securities. Unless the transaction is, exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. - LEGAL PROCEEDINGS

Not Applicable.

ITEM 3. - PROPERTIES

We currently maintain a mailing address at 123 Parker Avenue, Liverpool, NY 13088. Our telephone number there is (315) 412-2345. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President, Ms. Godin. It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUISNESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information. There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company’s common stock is not trading on any public trading market or stock exchange.

(b)   Holders. As of December 31, 2009 there were approximately 933 record holders of 32,999,903 shares of the Company’s common stock.

(c)   Dividend Policy. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)   Recent Sale of Unregistered Securities. During the year ended December 31, 2009, the following shares of common stock were purchased at $0.001 per share:

On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the extinguishment of due to shareholder of the $1,317 advance.

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

(f) Transfer Agent.	Fidelity Stock Transfer Company
8915 South 700 East, Suite 102
Sandy, Utah 84070
Phone: 801-562-1300
Fax: 801-233-0589

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $54,554 for the period from January 1, 2001 to December 31, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2008, we had $0 cash on hand, and a deficit accumulated during the development stage of $16,487. At December 31, 2009, we had $0 cash on hand, and a deficit accumulated during the development stage of $71,041. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

At December 31, 2009, we had $0 cash on hand and an accumulated deficit of $71,041. Our primary source of liquidity for the current quarter has been from loans from a Joseph C. Passalaqua, a principal stockholder. As of December 31, 2009 we have convertible notes payable to Joseph C. Passalaqua in the amount $11,422. This note bears a simple interest rate of 8% per annum and is payable upon demand. As of December 31, 2009 we have a convertible note payable to Fidelity Stock Transfer Company that was reclassified from an accounts payable for services rendered in the amount $22,800.

This notes includes a simple interest rate of 18% per annum Fidelity Stock Transfer and is payable upon demand.

Net cash used in operating activities was $11,422 during the year ended December 31, 2009.

Net cash provided by investing activities was $0 during the year ended December 31, 2009.

Net cash provided by financing activities was $11,422 during the year ended December 31, 2009.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $71,041 for the period from inception through December 31, 2009. The company had net loss of $54,554 for the year ended December 31, 2009 as compared to a net loss of $1,317 for the year ended December 31, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

The Company had total current assets of $0 and total current liabilities of $16,487 resulting in a working capital deficit of $16,487 as of December 31, 2008. We had total current assets of $0 and total current liabilities of $37,724, which results in working capital deficit of $37,724 as of December 31, 2009.

FOR THEYEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $52,024, from $1,317 in the year ended December 31, 2008 to $53,341 in the year ended December 31, 2009. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $9,424, from $1,317 in the year ended December 31, 2008 to $10,741 in the year ended December 31, 2009. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $10,600, from $0 in the year ended December 31, 2008 to $10,600 in the three months ended December 31, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees increased by $32,000, from $0 in the year ended December 31, 2008 to $32,000 in the year ended December 31, 2009. These are services provided by the officers, directors, and stock transfer agent on behalf of the Company. The bulk of the increase in expense was due to the Company’s accounting fees and consulting fees in 2009, when comparing the same period in 2008. Our expenses to date are largely due to professional fees that include accounting and legal fees.

Common Stock

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

As of December 31, 2009, 32,999,903 shares of common stock were issued and outstanding.

As of December 31, 2009, there are 933 shareholders of our common stock.

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights. We have not paid any dividends to date, and has no plans to do so in the near future.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company’s Amended and Restated Articles of Incorporation and By-Laws, copies of which have been previously filed as exhibits in the Registration Statement Form 10SB filed on June 10, 2009.

Preferred Stock

Our board of directors is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Annual Filing.

ITEM 7.A – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended December 31, 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

BIOLOG INC.

(A Development Stage Company)

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Biolog, Inc.

Liverpool, New York

We have audited the accompanying balance sheets of Biolog, Inc. (the “Company”), as of December 31, 2009 and 2008 and the related consolidated statements of expenses, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 4, 2010

BIOLOG INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	389	15,170
Accounts Payable - related parties	1,900	—
Due to Related Party	—	1,317
Convertible notes - related parties	11,422	—
Convertible notes	22,800	—
Interest Payable	1,213

Total Liabilities	37,724	16,487

Stockholder’s Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized 0 shares Issued and Outstanding December 31, 2009 and 2008		—
Common Stock, par value $.001, 100,000,000 shares Authorized, 492,978 and 32,999,903 shares issued and outstanding December 31, 2008 and 2009 respectively	33,000	493
Additional Paid-In Capital	317	(493)
Deficit Accumulated During the Development Stage	(71,041)	(16,487)

Total Stockholder’s Deficit	(37,724)	(16,487)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

			Cumulative Since
	For the Year Ended		February 18, 1927
	December 31,		(Date of Inception) to
	2009	2008	December 31, 2009

Revenues:	$—	$—	$—

Expenses:
Accounting and bookkeeping	10,600	—	10,600
Consulting	32,000	—	32,000
Other General and administrative expenses	10,741	1,317	27,228

Total Operating Expenses	53,341	1,317	69,828

Operating Loss	(53,341)	(1,317)	(69,828)

Other Expense
Interest Expense	(1,213)	—	(1,213)

Loss Before Income Taxes	(54,554)	(1,317)	(71,041)

Income Tax Provision	—	—	—

Net Loss	$(54,554)	$(1,317)	$(71,041)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	19,384,191	492,978

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period February 18, 1927 (Date of Inception) to December 31, 2008

				Deficit
				Accumulated
				During the	Total
	Common Stock		Paid in	Development	Stockholders’
	Shares	Par Value	Capital	Stage	Equity Deficiency

Common Stock Issued Since February 18, 1927 (Inception)	$492,978	$493	$493	$—	$—

Net Loss	—	—	—	(15,170)	(15,170)

Balance as of December 31, 2007	492,978	493	(493)	(15,170)	(15,170)

Net Loss	—	—	—	(1,317)	(1,317)

Balance as of December 31, 2008	492,978	493	(493)	(16,487)	(16,487)

Common stock issued for shareholder advances	506,925	507	810	—	1,317

Common stock issued for services	32,000,000	32,000	—	—	32,000

Net Loss	—	—	—	(54,554)	(54,554)

Balances at December 31, 2009	$32,999,903	$33,000	$317	$(71,041)	$(37,724)

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative Since
	For the Years Ended		February 18, 1927
	December 31,		(Date of Inception) to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(54,554)	$(1,317)	$(71,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	32,000	—	32,000
Convertible notes issued for services	22,800	—	22,800
Changes in operating assets and liabilities:
Accounts Payable	(14,781)	—	389
Accounts Payable - Related Party	1,900	—	1,900
Interest Payable	1,213	—	1,213
Net Cash Used in Operating Activities	(11,422)	(1,317)	(12,739)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	11,422	—	11,422
Proceeds from shareholder advances	—	1,317	1,317
Net Cash Provided by Financing Activities	11,422	1,317	12,739

Net (Decrease) Increase in Cash	—	—	—
Cash at Beginning of Period	—	—	—

Cash at End of Period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Franchise Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$1,317	$—	$1,317
Common stock issued for services	$32,000	$—	$32,000
Accounts payable converted to convertible notes	$22,800	$—	$22,800

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

This summary of accounting policies for Biolog, Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company, originally named “National Treasure Mines Company” or “NTM” was originally incorporated on February 18, 1927 under the laws of the State of Utah. Its original purpose was to engage in, carry on, and conduct a general mining business in the State of Utah.

On October 31, 1986 the Company approved the merger and reorganization between “National Treasure Mines Company” and “Roskamp Manley Associates Inc.” or “RMA”, a California corporation. RMA remained a wholly-owned subsidiary of NTM until RMA did not renew their business charter in California and ceased to exist.

On December 18, 1986, the Company filed Amended Articles of Incorporation and changed the name of the Company to “N.T.M. Inc.” under the laws of the State of Utah.

On June 29, 1994, The Company completed an acquision of Larson # 11-28 and Zadow # 23-34, two wells in Radcliff and Mission Canyon in the state of Montana. These wells were considered to be non-performing and were disposed, they do not remain assets of the Company. Being unable to achieve its intended purpose, the company ceased operations and became dormant in 1995 having no assets or liabilities.

The Company remained in this condition until in November 4, 2004, an Application for Reinstatement was completed and filed with the State of Utah. On December 15, 2004 an Amended and Restated Articles of Incorporation was filed under the laws of the State of Utah, the name of the Company was changed to “Biolog, Inc”. Since 2004, the Company has not commenced any operations.

On January 22, 2009 an Application of Reinstatement was filed with the State of Utah.

On February 17, 2009 the Amendment to the Articles of Incorporation was adopted by the Company that vacated the all the previous Articles of Incorporation in their entirety. The Amendment to the Articles of Incorporation was filed on April 20, 2009 with the State of Utah and effective retroactively.

The Company has not commenced any operations and has no products or services as of December 31, 2009.

BIOLOG INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses for the periodending December 31, 2009 and since inception, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Financial Instruments

The Company’s financial assets and liabilities consist of cash and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks

BIOLOG, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, “Accounting for Income Taxes.” ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding during the year ended December 31, 2009.

BIOLOG, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 718, “Accounting for Stock-Based Compensation” (ASC 718), as amended. No stock options were granted to employees during the year ended December 31, 2009, and accordingly, no compensation expense was recognized under APB No. 25 for year ended December 31, 2009, and 2007. In addition, no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Under the modified prospective method of adoption for ASC 718, the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

BIOLOG, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in ASC 718. During the year ended December 31, 2009, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2009.

NOTE 2 - INCOME TAXES

As of December 31, 2009 and 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $(54,554) and $(1,317) that may be offset against future taxable income. The net operating loss will expire between 2021 and 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$10,656	$16,487

Valuation Allowance	(10,656)	(16,487)
	$0	$0

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

BIOLOG, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 – RELATED PARTY TRANSACTIONS

A major shareholder of Biolog, Joseph Passalaqua, advanced Biolog $1,317. The advance was not accruing any interest and has no set repayment date. As of December 31, 2008 Biolog owed $1,317 related to this advance. On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the $1,317 advance. During 2009, a $7,546 advance and a $3,876 advance from Jospeh Passalaqua were reclassified as Convertible Notes Payable. As of December 31, 2009 he was owed $11,422 related to these notes.

As of December 31, 2009, Biolog incurred a liability to Lyboldt-Daly in the amount of $1,900. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of December 31, 2009, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note bears interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. During 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. As of December 31, 2009, Biolog owes Fidelity Stock Transfer Company $22,180 on the principal of this note, with interest accrued of $1,034.

During 2009, Biolog incurred a liability to Joseph Passalaqua in the amount of $ 11,422. On September 30, 2009 and November 30, 2009, these amounts were reclassified as a Convertible Note Payable. The notes bear interest at 8% per annum. As of December 31, 2009, Biolog currently owes Joseph Passalaqua $11,422 on principal of these notes, with interest accrued of $179.

The above notes are convertible into common stock of Biolog at a rate of $0.001. Biolog evaluated the convertible portion of the above debt at issuances under ASC 815-20 and ASC 815-40 for consideration of classification as a liability and derivative and determined both were not applicable. Biolog then evaluated the convertible portion under ASC 470-20-05 and ASC 470-20-30 for consideration of beneficial conversion feature and determined none existed.

BIOLOG, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 – COMMON STOCK TRANSACTIONS

As of December 31, 2008 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 492,978 shares of common stock issued and outstanding.

On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for forgiveness of a $1,317 advance.

On February 17, 2009, Biolog had a resolution and amended the Articles of Incorporation to include a 100:1 reverse stock split, with all fractional shares being dropped. The record date of the reverse split was May 28, 2009, with the effect being retroactive back to inception.

On May 29, 2009 Biolog issued 32,000,000 shares of common stock valued at $32,000 for services rendered to Officer, Directors, and Consultants of Biolog.

As of December 31, 2009 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 32,999,903 shares of common stock issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Biolog evaluated all events subsequent to December 31, 2009 through February 4, 2010 and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to February 4, 2010.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9. A – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Amanda Godin	24	President
Garry McHenry	52	Secretary
Devon Nish	71	Director

Both officers of the Company, Ms. Amanda Godin as President and Garry McHenry as Secretary will hold their positions at the pleasure of the board of directors.

Ms. Amanda Godin shall serve as our President until the next annual meeting of stockholders or until her prior death, resignation or removal and until any successors are duly elected and have qualified.

Mr. Garry McHenry shall serve as our Secretary until the next annual meeting of stockholders or until her prior death, resignation or removal and until any successors are duly elected and have qualified.

Mr. Devon Nish shall serve as our Director until the next annual meeting of stockholders or until her prior death, resignation or removal and until any successors are duly elected and have qualified.

Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Ms. Amanda Godin, Mr. Garry McHenry, Devon Nish and any other person pursuant to which they were or are to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Ms. Amanda Godin, Mr. Garry McHenry, and Mr. Devon Nish and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act

Officers and Directors

Amanda Godin

Amanda Godin, age 24, was a sales consultant for the Coffee Place from January 2004 until September 2004. She managed the Coffee Pavilion from September 2004 to February of 2005. Ms. Godin was employed by NYS Senator John D. Francisco from February 2005 until January 2006. She worked for Kinney Pharmacy from January 2006 until 2007. Ms. Godin has earned a General Education Diploma. She is currently the President of Biolog, Inc.

Garry McHenry

Garry McHenry, age 52, was a Project Manager with Cabot Co. from June 2004 to June 2006, President of Digital Utilities, Inc. from June 2006 though March 26, 2009. He is currently president of Digital Utilities Ventures, Inc. Mr. McHenry is a graduate of Rochester Institute of Technology. He is currently the Secretary of Biolog Inc.

Devon Nish

Devon Nish, age 71 has been the Director of Biolog as of February 17, 2009. He graduated with a Bachelors of Science from Utah State University in Logan, Utah with 40 additional credits in Accounting from the University of Utah. He has been a management auditor with the State of Utah the last 5 years. He is currently the Director of Biolog Inc.

Audit Committee and Financial Expert

We do not have an Audit Committee. Ms. Amanda Godin, the President, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

 A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Ms. Amanda Godin, our President, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Conflicts of Interest

Ms. Godin, Mr. McHenry, and Mr. Nish will only devote a small portion of their time to affairs of the Company. There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law a fiduciary duty to our other shareholders. In making any such sale, members of our management may consider their own personal pecuniary benefit rather than the best interests of the Company and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation below. Although management has no current plans to cause the Company to do so, it is possible that we will enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholder to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

We are in the development stage and currently have no full-time employees. Ms. Amanda Godin is our President, Garry McHenry is our Secretary, and Devon Nish is our Director. Ms. Godin, Mr. McHenry, and Mr. Nish have agreed to allocate a limited portion of her time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Ms. Godin, Mr. McHenry, and Mr. Nish and the potential demands of our activities. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Indemnification of Directors and Officers

Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation’s board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation’s best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation’s board of directors has determined that the applicable standard of conduct set forth above has been met.

The Company’s Amended and Restated Articles of Incorporation do not provide for any additional or different indemnification procedures other than those provided by the Utah Act, nor has the Company entered into any indemnity agreements with its current directors and officers regarding the granting of other or additional or contractual assurances regarding the scope of the indemnification allowed by the Utah Act. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director’s and officer’s liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

ITEM 11. – EXECUTIVE COMPENSATION

None of our officers or directors has received any cash remuneration. Officers will not receive any remuneration upon completion of an offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

There is no understanding or agreement regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the common stock of the Company and the Officers and Director separately and as a group of the Company. Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Amanda Godin, President	3,000,000	9%
123 Parker Avenue
Liverpool, NY 13088
Garry McHenry, Secretary	3,000,000	9%
234 W. Foster Avenue
Palmyra, NY 14522
Devon Nish, Director	3,000,000	9%
7829 S. 2870 E.
Salt Lake City, UT 84121
Joseph Passalaqua	20,506,925	62%
106 Glenwood Dr. South
Liverpool, NY 13090

All executive officers and directors as a group	9,000,000	27%

*The amount is based on 32,999,903 shares of Common Stock outstanding as of December 31, 2009.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

A major shareholder of Biolog, Joseph Passalaqua, advanced Biolog $1,317. The advance was not accruing any interest and has no set repayment date. As of December 31, 2008 Biolog owed $1,317 related to this advance. On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the forgiveness of the $1,317 advance. During 2009, a $7,546 advance and a $3,876 advance were reclassified as Convertible Notes Payable. As of December 31, 2009 owed $11,422 related to these notes.

 As of December 31, 2009, Biolog incurred a liability to Lyboldt-Daly in the amount of $1,900. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of December 31, 2009, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

Independent Directors

Our Board of Directors is currently comprised of three directors, namely Ms. Amanda Godin, Mr. Garry McHenry, and Mr. Devon Nish, all of whom are not independent directors; as such term is defined under the rules of the Nasdaq Stock Market.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company’s principal accountants, MaloneBailey, LLP, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2009	FISCAL 2008
Audit Fees (1)	$8,700.00	$0
Tax Fees (2)	$0	$0
Other Fees	$0	$0

(1) Comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by MaloneBailey, LLP, as well as the fees charged by MaloneBailey, LLP for such services.

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV.

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: February 4, 2010

By:	/s/ Amanda Godin
Name: Amanda Godin
Title: President

By:	/s/ Garry McHenry
Name: Garry McHenry
Title: Secretary

By:	/s/ Devon Nish
Name: Devon Nish
Title: Director