Form 10-Q
period 2010-03-31
Biolog, Inc
filed 2010-04-26
CIK 1462566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

BIOLOG, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0279370
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Indemnification No.)

123 Parker Avenue, Liverpool, NY	13088
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (315) 412-2345

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common Stock, par value $0.001	Securities to be registered pursuant to Section 12(g) of the Act:

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2010 is 32,999,903 shares, all of one class, $.001 par value per share.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐.

BIOLOG, INC.
MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Total Assets	$-	$-

LIABILITIES &STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$25,165	$389
Accounts Payable - related parties	2,800	1,900
Convertible notes - related parties	17,292	11,422
Convertible notes	-	22,800
Interest Payable	404	1,213

Total Liabilities	45,661	37,724

Stockholder's Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized;
0 shares Issued and Outstanding	-	-
Common Stock, par value $.001, 100,000,000 shares Authorized;
32,999,903 shares Issued and Outstanding	33,000	33,000
Additional Paid-In Capital	317	317
Deficit Accumulated During the Development Stage	(78,978)	(71,041)

Total Stockholder's Deficit	(45,661)	(37,724)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Index

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			Cumulative Since
	For the Three Months		February 18, 1927
	March 31,		(Date of Inception) to
	2010	2009	March 31, 2010

Expenses:
Accounting and bookkeeping	$5,900	$-	$16,500
Consulting	-	-	32,000
Other General and administrative expenses	1,812	-	29,040

Total Operating Expenses	7,712	-	77,540

Operating Loss	(7,712)	-	(77,540)

Other Expense
Interest Expense	(225)	-	(1,438)

Net Loss	$(7,937)	$-	$(78,978)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	32,999,903	757,802

The accompanying notes are an integral part of these unaudited financial statements

Index

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Three Months Ended		February 18, 1927
	March 31,		(Date of Inception) to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(7,937)	$-	$(78,978)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services			32,000
Convertible notes issued for services, including accrued interest	-	-	-
Convertible notes including accrued interest cancelled, converted to accounts payable	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	942	-	25,165
Accounts Payable - Related Party	900	-	2,800
Interest Payable	225	-	404
Net Cash Used in Operating Activities	(5,870)	-	(18,609)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	5,870		17,292
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	5,870	-	18,609

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$-	$1,317	$1,317
Common stock issued for services	$-	$-	$32,000
Accounts payable converted to convertible notes	$-	$-	$22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	$23,834	$-	$23,834

The accompanying notes are an integral part of these financial statements

Index

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2009 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2009 financial statements have been omitted.

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of for the period from (inception), February 18, 1927 to March 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

Index

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 and 2010, Biolog received advances to Joseph Passalaqua in the amount of $11,422 and $5,870, respectively.  These amounts were reclassified as a Convertible Notes Payable. The notes bear interest at 8% per annum. As of March 31, 2010, Biolog currently owes Joseph Passalaqua $17,292 on principal of these notes, with interest accrued of $404.

As of March 31, 2010, Biolog has incurred a liability to Lyboldt-Daly in the amount of $2,800.  Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of March 31, 2010, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of March 31, 2010, $23,834 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

Index

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2010 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 32,999,903 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

As of December 31, 2008 and 2007 Biolog had 0 shares of preferred stock authorized and outstanding.

On February 17, 2009 Biolog amended the Articles of Incorporation and authorized 10,000,000 shares of Preferred Stock.

As of March 31, 2010 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

Index

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

Index

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

The Company has not commenced any operations and has no products or services as of December 31, 2009 or March 31, 2010.

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

Index

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

Index

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(78,978) for the period from January 1, 2001 to March 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $0 cash on hand, and a deficit accumulated during the development stage of $(71,041). At March 31, 2010, we had $0 cash on hand, and a deficit accumulated during the development stage of $(78,978).  See “Liquidity and Capital Resources.”

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

At March 31, 2010, we had $0 cash on hand and an accumulated deficit of $(78,978).  Our primary source of liquidity for the current quarter has been from loans from a Joseph C. Passalaqua, a principal stockholder. As of March 31, 2010 we have a convertible notes payable to Joseph C. Passalaqua in the amount $17,292.  These notes bear a simple interest rate of 8% per annum and are payable upon demand.

Index

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In previous years, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of March 31, 2010, $23,834 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

Net cash used in operating activities was $5,870 during the three-month period ended March 31, 2010.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2010.

Net cash provided by financing activities was $5,870 during the three-month period ended March 31, 2010.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(78,978) for the period from inception through March 31, 2010. The company had net loss of $(7,937) for the three months ended March 31, 2010 as compared to a net loss of $0 for the three months ended March 31, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

Index

WORKING CAPTIAL

As of December 31, 2009, the Company had total current assets of $0 and total current liabilities of $37,724, resulting in a working capital deficit of $(37,724) for the year end.  As of March 31, 2010, the Company had total current assets of $0 and total current liabilities of $45,661, resulting in working capital deficit of $(45,661) for the three month period.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $7,712, from $0 in the three months ended March 31, 2009 to $7,712 in the three months ended March 31, 2010.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $1,812, from $0 in the three months ended March 31, 2009 to $1,812 in the three months ended March 31, 2010. Professional fees, made up of accounting and legal fees increased by $5,900, from $0 in the three months ended March 31, 2009 to $5,900 in the three months ended March 31, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s accounting fees in 2010, when comparing the same three month period in 2009.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

•	As of March 31, 2010, 32,999,903 shares of common stock were issued and outstanding.
•	As of March 31, 2010, there are 933 shareholders of our common stock.

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

Index

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Amended and Restated Articles of Incorporation and By-Laws, copies of which have been previously filed as exhibits in the Registration Statement Form 10SB filed on June 10, 2009.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies -- from companies that develop new technology, as well as the many smaller companies throughout the country.

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

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

During the year ended December 31, 2009 there were the following sales of securities:

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

Index

For the three months ended March 31, 2010 there were no sales of unregistered securities.

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

Index

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date: April 26, 2010	By:	/s/ Amanda Godin
	Name:	Amanda Godin
	Title:	President

By:	/s/ Garry McHenry
Name:	Garry McHenry
Title:	Secretary

By:	/s/ Devon Nish
Name:	Devon Nish
Title:	Director