Form 10-Q
period 2010-06-30
Biolog, Inc
filed 2010-10-21
CIK 1462566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

000-53696
(Commission File No.)

BIOLOG, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0279370
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Indemnification No.)

123 Parker Avenue, Liverpool, NY 13088
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code (315) 412-2345

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒     No ☐

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of June 30, 2010 is 32,999,903 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Total Assets	$30	$-

LIABILITIES &STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$25,791	$389
Accounts Payable - related parties	3,700	1,900
Convertible notes - related parties	20,413	11,422
Convertible notes	-	22,800
Accrued Interest	751	1,213

Total Liabilities	50,655	37,724

Stockholder's Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized;
0 shares Issued and Outstanding	-	-
Common Stock, par value $.001, 100,000,000 shares Authorized;
32,999,903 shares Issued and Outstanding	33,000	33,000
Additional Paid-In Capital	317	317
Deficit Accumulated During the Development Stage	(83,942)	(71,041)

Total Stockholder's Deficit	(50,625)	(37,724)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$30	$-

The accompanying notes are an integral part of these unaudited financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					Cumulative Since
	For the Three Months		For the Six Months		February 18, 1927
	June 30,		June 30,		(Date of Inception) to
	2010	2009	2010	2009	June 30, 2010

Expenses:
Accounting and bookkeeping	$3,400	$7,100	$9,300	$7,100	$19,900
Consulting	-	32,000	-	32,000	32,000
Other General and administrative expenses	1,216	7,158	3,028	7,158	30,256

Total Operating Expenses	4,616	46,258	12,328	46,258	82,156

Operating Loss	(4,616)	(46,258)	(12,328)	(46,258)	(82,156)

Other Expense
Interest Expense	(348)	-	(573)	-	(1,786)

Net Loss	$(4,964)	$(46,258)	$(12,901)	$(46,258)	$(83,942)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	32,999,903	12,252,650	32,999,903	6,539,733

The accompanying notes are an integral part of these unaudited financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Six Months Ended		February 18, 1927
	June 30,		(Date of Inception) to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(12,901)	$(46,258)	$(83,942)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	32,000	32,000
Changes in operating assets and liabilities:
Accounts Payable	2,602	8,875	25,791
Accounts Payable - Related Party	1,800	900	3,700
Accrued Interest	(462)	-	751
Net Cash Used in Operating Activities	(8,961)	(4,483)	(21,700)

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	8,991	-	20,413
Proceeds from shareholder advances	-	4,483	1,317
Net Cash Provided by Financing Activities	8,991	4,483	21,730

Net (Decrease) Increase in Cash	30	-	30
Cash at Beginning of Period	-	-

Cash at End of Period	$30	$-	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$-	$1,317	$1,317
Common stock issued for services	$-	$-	$32,000
Accounts payable converted to convertible notes	$-	$-	$22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	$23,834	$-	$23,834

The accompanying notes are an integral part of these unaudited financial statements

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of for the period from (inception), February 18, 1927 to June 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 and 2010, Biolog received advances to Joseph Passalaqua in the amount of $11,422 and $5,870, respectively.  These amounts were reclassified as a Convertible Notes Payable. The notes bear interest at 8% per annum. As of June 30, 2010, Biolog currently owes Joseph Passalaqua $20,413 on principal of these notes, with interest accrued of $751.

As of June 30, 2010, Biolog has incurred a liability to Lyboldt-Daly in the amount of $3,700.  Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of June 30, 2010, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of June 30, 2010, $25,791 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

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

As of June 30, 2010 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 32,999,903 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

As of December 31, 2008 and 2007 Biolog had 0 shares of preferred stock authorized and outstanding.

On February 17, 2009 Biolog amended the Articles of Incorporation and authorized 10,000,000 shares of Preferred Stock.

As of June 30, 2010 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENT

On September 1, 2010 the Company signed an Asset Contribution Agreement with Amanda Godin, President of Biolog, Inc.  The Asset Contribution Agreement stated that Biolog, Inc. will issue 3,000,000 shares of Common Stock with a par value $0.001 per share to Amanda Godin to acquire 25 Elcotel Series pay telephones, 19 pedestals enclosures and 14 inside enclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Form 10-Q contains forward-looking statements (rather than historical facts) that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition.  However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition.  The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

BASIS OF PRESENTATION

The unaudited financial statements of Biolog Inc., a Utah corporation (“Biolog,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

DESCRIPTION OF BUSINESS

Corporate History

We were incorporated under the name “National Treasure Mines Company” on February 18, 1927 under the laws of the State of Utah.  Our original purpose was to engage in, carry on and conduct a general mining business in the State of Utah.

On October 31, 1986, we approved the merger and reorganization between our Company and Roskamp Manley Associates Inc., a California corporation (“RMA”), resulting in RMA becoming our wholly owned subsidiary.  RMA remained our wholly owned subsidiary until when it was unable to remain in good standing and did not reinstate its business charter in California, resulting in the dissolution of RMA.

On December 18, 1986, we filed an Amended Articles of Incorporation and changed the name of the Company to “N.T.M. Inc.”

On June 29, 1994, we completed the acquisition of Larson # 11-28 and Zadow # 23-34, two wells in Radcliff and Mission Canyon in the State of Montana.  After discovering after the acquisition that these wells were non-performing, we disposed of such assets.  Because we were unable to achieve our intended purpose, we ceased operations and became dormant in 1995, at which time we did not have any assets or liabilities.

We remained in this condition until we filed an Application for Reinstatement with the Utah Secretary of State on November 4, 2004. On December 15, 2004, we filed an Amended and Restated Articles of Incorporation, under which we changed our name to “Biolog, Inc.” Since 2004, we have not commenced any operations.

On January 22, 2009, we filed an Application of Reinstatement with the Utah Secretary of State.

On February 17, 2009, we adopted an Amendment to the Amended and Restated Articles of Incorporation that vacated all of the previous Articles of Incorporation in their entirety, effective retroactively, and filed such Amendment on April 20, 2009 with the Utah Secretary of State.

On February 17, 2009, our stockholders approved a 1 for 100 reverse stock split (the “Reverse Split”) of our common stock, and the filing of an amendment to our Amended and Restated Articles of Incorporation to reflect the Reverse Split. The effective date of the Reverse Split was April 20, 2009. Upon effectiveness of the Reverse Split, each stockholder received one share of common stock for every 100 shares of common stock owned and outstanding as of the record date. The Reverse Split did not affect the number of shares of common stock authorized for issuance.

Since the Reverse Split became effective, we have not commenced any operations and have no products or services.

Business Plan

Our current principal business activity is to seek a suitable candidate to consummate an acquisition, merger or other suitable business combination method. More specifically, we are seeking the consummation of a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity.

As a “reporting company,” we may be more attractive to a private target because our common stock is eligible to be quoted on the OTC Bulletin Board.  However, there is no assurance that we will be quoted on the OTC Bulletin Board.

We are a shell company as defined under Rule 12b-2 of the Exchange Act in that we are a registrant, other than an asset-backed issuer, that (i) has no or nominal operations and (ii) either (A) no or nominal assets, (B) assets consisting solely of cash and cash equivalents or (C) assets consisting of any amount of cash and cash equivalents and nominal other assets.

On June 10, 2009, we filed a Registration Statement on Form 10SB (the “Registration Statement”) with the Commission to register our common stock, par value $.001 per share, under Section 12(g) of the Exchange Act. The Registration Statement went effective by operation of law 60 days after the filing of the Registration Statement, or August 10, 2009.  Since the Registration Statement went effective, we were deemed a reporting company under the Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the Commission.

Any person or entity may read and copy our reports with the Commission at the Commission’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the Commission toll free at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov where reports, proxies and other disclosure statements on public companies may be viewed by the public.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(83,942) for the period from February 18, 1927 to June 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $0 cash on hand, and a deficit accumulated during the development stage of $(71,041). At June 30, 2010, we had $30 cash on hand, and a deficit accumulated during the development stage of $(83,942).  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of our management, stockholders, and specifically our major stockholder, Joseph Passalaqua to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either our management or Mr. Passalaqua to provide additional future funding. If our management and/or Mr. Passalaqua ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identification of a suitable candidate for an acquisition, merger or other business combination.  As a result, there can be no assurance that sufficient funds will be available to us to enable us to pay the expenses related to such activities.

Our need for capital will likely change dramatically if we consummate any business acquisition, merger or combination transaction.  There can be no assurance, however, that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage and integrate the business, product, technology or company that we acquire.

Regardless of whether or not our cash assets prove to be adequate to meet our operational needs, we may have to compensate providers of services by issuances of our common stock in lieu of cash.

At June 30, 2010, we had $30 cash on hand and an accumulated deficit of $(83,942).  Our primary source of liquidity for the current quarter has been from loans from Mr. Passalaqua, our largest stockholder. As of June 30, 2010, we have a convertible notes payable to Mr. Passalaqua in the aggregate amount $20,413.  These notes bear a simple interest rate of 8% per annum and are payable upon demand.

In previous years, we incurred an accounts payable liability to Fidelity Stock Transfer Company (“Fidelity”) in the aggregate amount of $15,170. In 2009, this amount became a convertible note (the “Note”) bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Transfer Company and the liability was reclassified as a Convertible Note Payable. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the original principal balance of the Note, resulting in a new principal balance of $22,800. On January 1, 2010, we cancelled $22,800, the entire principal amount of the Note, and the accrued interest on the Note of $1,034 and $23,834 was reclassified as an account payable.  As of June 30, 2010, $25,791 is currently owed to Fidelity as a current liability in accounts payable.

Net cash used in operating activities was $8,961 during the six-month period ended June 30, 2010.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2010.

Net cash provided by financing activities was $8,991 during the six-month period ended June 30, 2010.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have had minimal revenues and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, continued progress in finding a suitable candidate for an acquisition, merger or other business combination, and the ability to pursue business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company had a net loss of $83,942 for the period from inception through June 30, 2010. The Company had net loss of $4,964 for the six months ended June 30, 2010 as compared to a net loss of $46,258 for the six months ended June 30, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

As of December 31, 2009, the Company had total current assets of $0 and total current liabilities of $37,724, resulting in a working capital deficit of $37,724 for the year end.  As of June 30, 2010, the Company had total current assets of $30 and total current liabilities of $50,655, resulting in working capital deficit of $50,625 for the six month period.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $41,642, from $46,258 in the three months ended June 30, 009, to $4,616 in the three months ended June 30, 2010.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $5,942, from $7,158 in the three months ended June 30, 2009 to $1,126 in the three months ended June 30, 2010. Professional fees, made up of accounting and legal fees, decreased by $3,700 from $7,100 in the three months ended June 30, 2009 to $3,400 in the three months ended June 30, 2010. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.  Consulting fees decreased by $32,000 from $32,000 in the three months ended June 30, 2009 to $0 in the three months ended June 30, 2010. Such consulting services were provided by the officers, directors, and stock transfer agent on behalf of the Company. The bulk of the decrease in expense was due to the Company’s consulting, accounting, and legal fees in 2010, when comparing the same three month period in 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $33,930, from $46,258 in the six months ended June 30, 2009, to $12,328 in the six months ended June 30, 2010.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $4,130, from $7,158 in the six months ended June 30, 2009 to $3,028 in the six months ended June 30, 2010. Professional fees, made up of accounting and legal fees, increased by $2,200, from $7,100 in the six months ended June 30, 2009 to $9,300 in the six months ended June 30, 2010. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.  Consulting fees decreased by $32,000 from $32,000 in the six months ended June 30, 2009 to $0 in the six months ended June 30, 2010. Such consulting services were provided by the officers, directors and stock transfer agent on behalf of the Company. The bulk of the decrease in expense was due to the Company’s consulting fees in 2010, when comparing the same six month period in 2009.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

As of June 30, 2010, 32,999,903 shares of Common Stock were issued and outstanding and there were 933 shareholders of our Common Stock.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights. We have not paid any dividends to date, and have no plans to do so in the near future.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Amended and Restated Articles of Incorporation and By-Laws, copies of which have been previously filed as exhibits to the Registration Statement on Form 10-SB filed on June 10, 2009.

PREFERRED STOCK

Our Board of Directors is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights, preferences and dividends as may be determined from time to time by our Board of Directors without shareholder approval. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies.

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

Market Price

There is no current trading market for our Common Stock and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, shares of our Common Stock.  Additionally, there are no shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no shares of Common Stock of the Company being, or proposed to be, publicly offered by the Company.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.  Each of our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings that are required to be disclosed in accordance with Item 103 of Regulation S-K.

ITEM 1A.  RISK FACTORS

Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our limited operating history makes our  potential difficult to assess.

We have no assets or financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until the consummation of an acquisition, merger or other business combination.  As a result, the Company will most likely incur a net operating loss, which will increase continuously until we can consummate a business transaction with a suitable target company.  There is no assurance that we can identify such a target company and consummate such a business combination.

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

There is no assurance that we will acquire a favorable business opportunity.   Even if we should become involved in a business opportunity, there is no assurance that we will generate revenue or profits, or that the market price of our outstanding shares will be increased thereby.  The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties and federal and state requirements which purport to protect investors.  Because of our limited capital, however, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

We may not be able to diversify our business.

Because we have limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations.  Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We have limited officers and directors.

Because management consists of only three persons, Amanda Godin, President and Principal Executive Officer of the Company, Garry McHenry, Secretary and Principal Financial Officer of the Company, and Devon Nish, a Director of the Company, will be the only individuals responsible in conducting the day-to-day operations of the Company while seeking a business combination.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and one director when selecting a target company.  We do not anticipate obtaining key man life insurance on Ms. Godin, Mr. McHenry or Mr. Nish. The loss of the services of Ms. Godin, Mr. McHenry, and Mr. Nish would adversely affect the development of our business and our likelihood of continuing operations.

We depend on management and management's participation is limited.

We will be entirely dependent upon the experience of our officers and directors in seeking, investigating and acquiring a business, and in making decisions regarding our operations.  Ms. Godin, Mr. McHenry and Mr. Nish anticipate devoting only a limited amount of time per month to the business of the Company.  None of Ms. Godin, Mr. McHenry or Mr. Nish has entered into a written employment agreement with the Company and they are not expected to do so. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

The amount of time spent by Ms. Godin, Mr. McHenry and Mr. Nish on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to essentially no significant amount of time when activities of management focus elsewhere, or some variation of the foregoing.  It is impossible to predict with any precision the exact amount of time Ms. Godin, Mr. McHenry, Mr. Nish will actually be required to spend to locate a suitable target company. Ms. Godin, Mr. McHenry and Mr. Nish estimate that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

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

It is anticipated that our principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, our principal stockholders may consider their own personal pecuniary benefit rather than the best interest of the other Company shareholders.  Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

We may need additional financing.

We have very limited funds and the funds that we do have may not be adequate to take advantage of any available business opportunities.  Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable us to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds are expected to be provided by the principal shareholders.  However, we have not investigated the availability, source or terms that might govern the acquisition of the additional capital, which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, our operations will be limited to those that can be financed with our modest capital.

We may need to depend upon outside advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by our officers, without any input by our shareholders. Furthermore, it is anticipated that such persons may be engaged on an as-needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers and directors of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates if such affiliates are able to provide the required services.

We may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

The reporting requirements imposed upon us may delay or preclude our ability to enter into a business combination.

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions, including audited financial statements of the acquired company.  Such audited financial statements must be furnished within four business days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

We lack market research and a marketing organization.

We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by the Company.  In the event demand exists for a transaction of the type contemplated by the Company, there  is no assurance that the Company will be successful in completing any such business combination.

It is probable that there will be a change in control of the Company and/or management.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized, but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.

In addition, as a condition of the business combination agreement, the current stockholder(s) of the Company may agree to sell or transfer all or a portion of our common stock he/they own(s) so to provide the target company  with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of his/their participation in the future affairs of the Company.

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

There is currently no public market for our Common Stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.  Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby.  As the result of low prices for our securities, many brokerage firms may not be willing to effect transactions in our securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of shares of the Company's Common Stock may be required for resale.

It is the Commission's position that securities issued by a “shell” company such as Biolog, Inc. to affiliates cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”), but must be registered under the Act. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other securities issued to individuals in their capacity as management, affiliates, control persons or promoters may also have to be registered prior to resale and shall be issued with an appropriate restricted legend to reflect the registration requirements.

There may be restrictions imposed by states on the sale of Common Stock by investors.

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state Blue Sky law restrictions upon the ability of potential investors to sell the securities and of potential purchasers to purchase the securities.  Accordingly, potential investors should consider the secondary market for our securities to be a limited one.

The consummation of a business combination may subject us and our stockholders to federal and state taxes.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity.  However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the year ended December 31, 2009, the following sales of securities occurred:

On February 12, 2009, 506,925 shares of our Common Stock were issued to Joseph Passalaqua in exchange for the extinguishment of the Company’s obligation to repay the advances made to the Company by Mr. Passalaqua in the amount of $1,317.

On May 29, 2009, an aggregate of 32,000,000 shares of our Common Stock were issued in exchange for consulting services. Of such shares, Amanda Godin, our President, was issued 3,000,000 shares of Common Stock; Garry McHenry, our Secretary, was issued 3,000,000 shares of Common Stock; Devon Nish, a Director, was issued 3,000,000 shares of Common Stock; Kevin Kopaunik, a principal of Fidelity Stock Transfer Company, was issued 3,000,000 shares of Common Stock; and Joseph Passalaqua, a major shareholder, was issued 20,000,000 shares of Common Stock.

For the six months ended June 30, 2010 there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders.

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6.  EXHBITS

Exhibit Number	Description

3.1	Articles of Amendment to Articles of Incorporation (Profit) (incorporated by reference from Form 10 filed June 10, 2009)

3.2	By-laws (incorporated by reference from Form 10 filed June 10, 2009)

3.3	Certificate for Renewal and Revival of Charter

10.1	Asset Contribution Agreement, dated as of October 18, 2010, between the Company and Amanda Godin (incorporated by reference from Form 8-K filed October 19, 2010)

31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date: October 21, 2010

By:	/s/ Amanda Godin
Name:	Amanda Godin
Title:	President; Principal Executive Officer

By:	/s/ Garry McHenry
Name:	Garry McHenry
Title:	Secretary; Principal Financial Officer

By:	/s/ Devon Nish
Name:	Devon Nish
Title:	Director