Form 10-Q
period 2010-09-30
Biolog, Inc
filed 2010-11-01
CIK 1462566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☒

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of September 30, 2010 is 35,999,903 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash	$583	$-
Total Current Assets	583

Property and Equipment:
Payphone Equipment	5,000	-
Less Accumulated Depreciation	(83)
Net Property and Equipment	4,917

Total Assets	$5,500	$-

	(37,724)
LIABILITIES &STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$26,969	$389
Accounts Payable - related parties	4,400	1,900
Convertible notes - related parties	20,413	11,422
Convertible notes	-	22,800
Accrued Interest	1,163	1,213

Total Liabilities	52,945	37,724

Stockholder's Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized; 0 shares Issued and Outstanding	-	-
Common Stock, par value $.001, 100,000,000 shares Authorized; 35,999,903 and 32,999,903 shares Issued and Outstanding as of September 30 and December 31,2009 respectively.	36,000	33,000

Additional Paid-In Capital	2,317	317
Deficit Accumulated During the Development Stage	(85,762)	(71,041)

Total Stockholder's Deficit	(47,445)	(37,724)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$5,500	$-

The accompanying notes are an integral part of these unaudited financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	For the Three Months		For the Nine Months		February 18, 1927
	September 30,		September 30,		(Date of Inception) to
	2010	2009	2010	2009	September 30, 2010

Revenues:
Income	$595	$-	$595	$-	$595
Cost of Services	(83)	-	(83)	-	(83)

Gross Margin	512	-	512	-	512

Expenses:
Accounting and bookkeeping	$700	$200	$10,000	$7,300	$20,600
Consulting	-	-	-	32,000	32,000
Other General and administrative expenses	1,220	1,839	4,249	8,996	31,477

Total Operating Expenses	1,920	2,039	14,249	48,296	84,077

Operating Loss	(1,408)	(2,039)	(13,737)	(48,296)	(83,565)

Other Expense
Interest Expense	(412)	-	(984)	-	(2,197)

Net Loss	$(1,820)	$(2,039)	$(14,721)	$(48,296)	$(85,762)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	33,945,555	32,999,903	33,318,584	15,454,856

The accompanying notes are an integral part of these unaudited financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Equity Deficiency

Common Stock Issued Since February 18, 1927 (Inception)	$492,978	$493	$493	$-	$-

Net Loss	-	-	-	(15,170)	(15,170)

Balance as of December 31, 2007	492,978	493	(493)	(15,170)	(15,170)

Net Loss	-	-	-	(1,317)	(1,317)

Balance as of December 31, 2008	492,978	493	(493)	(16,487)	(16,487)

Common stock issued for shareholder advances	506,925	507	810	-	1,317

Common stock issued for services	32,000,000	32,000	-	-	32,000

Net Loss	-	-	-	(54,554)	(54,554)

Balances at December 31, 2009	32,999,903	33,000	317	(71,041)	(37,724)

Common stock issued for equipment	3,000,000	3,000	2,000	-	5,000

Net Loss	-	-	-	(14,721)	(14,679)

Balances at September 30, 2010	35,999,903	$36,000	$2,317	$(85,762)	$(47,403)

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Nine Months Ended		February 18, 1927
	September 30,		(Date of Inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:	$(14,721)	$(48,296)	$(85,762)
Net Loss
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	-	32,000	32,000
Convertible notes issued for services	-	7,630	-
Depreciation and Amortization	83		83
Changes in operating assets and liabilities:
Accounts Payable	3,780	20	26,969
Accounts Payable - Related Party	2,500	1,100	4,400
Accrued Interest	(50)	-	1,163
Net Cash Used in Operating Activities	(8,408)	(7,546)	(21,147)

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	8,991	7,546	20,413
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	8,991	7,546	21,730

Net (Decrease) Increase in Cash	583	-	583
Cash at Beginning of Period	-	-

Cash at End of Period	$583	$-	$583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$-	$1,317	$1,317
Common stock issued for services	$-	$-	$32,000
Common stock issued for equipment	$5,000	$-	$5,000
Accounts payable converted to convertible notes	$-	$15,170	$22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	$23,834	$-	$23,834

The accompanying notes are an integral part of these unaudited financial statements

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZED AND BASIS OF PRESENTATION

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

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

Revenue Recognition

The Company derives its revenue from the sources described below, which includes dial-around revenues, coin collections, and local payphone customer revenue for telephone service.

Coin revenues are recorded in an equal amount to the coins collected.  Local service revenue is realized on the date the payphone customer is invoiced for telecommunication services, these are monthly charges for payphone service for local customers. Dial Around revenues are earned when a customer uses the Company’s payphone to gain access to a different long distance carrier than is already programmed into the phone. The Dial Around revenue is recognized when the billing and collection agent of the Company, APCC, calculates and compensates the Company for the use of the payphone on a quarterly basis by billing the actual party’s long distance carrier that received the calls.  The date of the Dial Around revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $0 as of September 30, 2010.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the nine months ended September 30, 2010 $83.  Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment	5 years
$5,000

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. Expenditures for maintenance and repairs are charged to expense as incurred.  Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of for the period from (inception), February 18, 1927 to September 30, 2010, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 and 2010, Biolog received advances to Joseph Passalaqua in the amount of $11,422 and $5,870, respectively.  These amounts were reclassified as a Convertible Notes Payable. The unpaid balance under this Note shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001.

The notes bear interest at 8% per annum. As of September 30, 2010, Biolog currently owes Joseph Passalaqua $20,413 on principal of these notes, with interest accrued of $1,163.

On September 1, 2010, Amanda Godin, President of Biolog, contributed payphone equipment to the Company, valued at $5,000 in exchange for the issuance of 3,000,000 shares of common stock with a par value of $0.001.

As of September 30, 2010, Biolog has incurred a liability to Lyboldt-Daly in the amount of $4,400. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of September 30, 2010, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of September 30, 2010, $26,969 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

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

On September 1, 2010 Biolog issued 3,000,000 shares of common stock valued at $5,000 for equipment contributed by the Company’s President, Amanda Godin.

As of September 30, 2010 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 35,999,903 shares of common stock issued and outstanding.

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

On September 1, 2010, the Company acquired payphone equipment from Amanda Godin, the President of Biolog Inc., in exchange for 3,000,000 shares of common stock and has commenced business operations by providing the use of outdoor payphones, and providing telecommunication services.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of September 30, 2010, we own, operate, and manage 25 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The local telephone switch controls the traditional payphone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. When we purchase phones from other companies, they come with "smart card" payphone technology. These phones have a circuit board with improved technology. The “smart card” technology allows us to determine the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs. Other companies manufacture the components of the payphones for the industry, including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, or the FCC, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Seasonality

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

Significant Customers

We do not rely on a major customer for our revenue. We have a variety of small single businesses as well as some small chain stores that we service. We do not believe that we would suffer dramatically if any one customer or small chain decided to stop using our phones.

Significant Vendors

We must buy dial tone for each payphone from the local exchange carrier. As long as we pay the carrier bill, it is required to provide a dial tone. As a regulated utility, the exchange carrier may not refuse to provide us service. Alternate service exists in certain areas where Verizon competitors are located. We use alternate local service providers when we can get a better price for the service. We use long distance providers on all the payphones.

Intellectual Property

The phones that we purchase from other companies  contain "smart card" payphone technology that was developed by Quortec, the founder and manufacturer of the “smart cards. The “smart card” includes a circuit board with improved technology that allows us to determine on a preset time basis the operational status of the payphone. The technology informs us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs.  Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

We do not own any patents or trademarks. Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. We might not be able to withstand any third-party claims or rights against their use.

Government Regulation:

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations.

FCC Regulation and Interstate Rates:

Our services are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).  If the FCC regulation requiring sellers of long distance toll free services to pay payphone owners $0.494 per call is reduced or repealed, it could have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business. We are not aware of any proposed regulations or changes to any existing regulations.

Telecommunications Act of 1996

The Telecommunications Act of 1996, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Telecommunications Act of 1996 and technological advances.

Research and Development

We have not expended any money in the last two fiscal years on research and development activities.

Employees

The company does not have any employees.  Amanda Godin is our President and Chief Executive Officer and Garry McHenry is our Secretary and Chief Financial Officer, neither of whom have employment agreements.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(85,762) for the period from February 18, 1927 to September 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $0 cash on hand, and a deficit accumulated during the development stage of $(71,041). At September 30, 2010, we had $583 cash on hand, and a deficit accumulated during the development stage of $(85,762).  See “Liquidity and Capital Resources.”

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

At September 30, 2010, we had $583 cash on hand and an accumulated deficit of $(85,762).  Our primary source of liquidity for the current quarter has been from loans from Mr. Passalaqua, our largest stockholder. As of September 30, 2010, we have a convertible notes payable to Mr. Passalaqua in the aggregate amount $20,413.  These notes bear a simple interest rate of 8% per annum and are payable upon demand.

In previous years, we incurred an accounts payable liability to Fidelity Stock Transfer Company (“Fidelity”) in the aggregate amount of $15,170. In 2009, this amount became a convertible note (the “Note”) bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Transfer Company and the liability was reclassified as a Convertible Note Payable. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the original principal balance of the Note, resulting in a new principal balance of $22,800. On January 1, 2010, we cancelled $22,800, the entire principal amount of the Note, and the accrued interest on the Note of $1,034 and $23,834 was reclassified as an account payable.  As of September 30, 2010, $26,969 is currently owed to Fidelity as a current liability in accounts payable.

Net cash used in operating activities was $8,408 during the nine-month period ended September 30, 2010.

Net cash provided by financing activities was $8,991 during the nine-month period ended September 30, 2010.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $85,762 for the period from inception through September 30, 2010. The Company had net loss of $14,721 for the nine months ended September 30, 2010 as compared to a net loss of $48,296 for the nine months ended September 30, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

As of December 31, 2009, the Company had total current assets of $0 and total current liabilities of $37,724, resulting in a working capital deficit of $37,724 for the year end.  As of September 30, 2010, the Company had total current assets of $583, equipment of $4,917 and total current liabilities of $52,945, resulting in working capital deficit of $52,362 for the nine month period.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

Our total revenue increased by $595, from $0 for the three months ended September 30, 2009, to $595 for the three months ended September 30, 2010. The revenue consisted of coin collection revenue from payphones.  “Dial–around” revenue and local service revenue was $0 as of September 30, 2010.

COST OF SALES

Our overall cost of services increased by $83, from $0 in the three months ended September 30, 2009, to $83 in the three months ended September 30, 2010.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs.

Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to “dial-around” processing.

Depreciation expense is the quarterly depreciation of the payphone equipment which is valued at $5,000.  The company uses the straight line method, with a useful life of 5 years with $0 salvage value.  The payphone equipment was acquired by the company on September 1, 2010.

Telecommunication costs remained was $0 in the three months ended September 30, 2010 and September 30, 2009 respectively.  Commissions remained was $0 in the three months ended September 30, 2010 and September 30, 2009 respectively.  Depreciation expense was $83 in the three months ended September 30, 2010 and $0 in the three months ended September 30, 2010.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $119, from $2,039 in the three months ended September 30, 009, to $1,920 in the three months ended September 30, 2010.  Operating expenses primarily consist of other general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $619, from $1,839 in the three months ended September 30, 2009 to $1,220 in the three months ended September 30, 2010. Professional fees, made up of accounting and legal fees, increased by $500 from $200 in the three months ended September 30, 2009 to $700 in the three months ended September 30, 2010. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.   The bulk of the decrease in expense was due to the Company’s G&A expenses in 2010, when comparing the same three month period in 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

Our total revenue increased by $595, from $0 for the nine months ended September 30, 2009 to $595, for the nine months ended September 30, 2010. The revenue consisted of coin collection from payphones.  “Dial–around” revenue and local service revenue was $0 as of September 30, 2010.

COST OF SALES

Our overall cost of services increased by $83, from $0 in the nine months ended September 30, 2009, to $83 in the three months ended September 30, 2010.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs.

Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to “dial-around” processing.

Depreciation expense is the quarterly depreciation of the payphone equipment, which is valued at $5,000.  The company uses the straight line method, with a useful life of 5 years with $0 salvage value.  The payphone equipment was acquired by the company on September 1, 2010.

Telecommunication costs remained was $0 in the nine months ended September 30, 2010 and September 30, 2009, respectively.  Commissions remained was $0 in the nine months ended September 30, 2010 and September 30, 2009, respectively.  Depreciation expense was $83 in the nine months ended September 30, 2010 and $0 in the nine months ended September 30, 2010.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $34,047, from $48,296 in the nine months ended September 30, 2009, to $14,249 in the nine months ended September 30, 2010.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $4,747, from $8,996 in the nine months ended September 30, 2009 to $4,249 in the nine months ended September 30, 2010. Professional fees, made up of accounting and legal fees, increased by $2,700, from $7,300 in the nine months ended September 30, 2009 to $10,000 in the nine months ended September 30, 2010. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.  Consulting fees decreased by $32,000 from $32,000 in the nine months ended September 30, 2009 to $0 in the nine months ended September 30, 2010. Such consulting services were provided by the officers, directors and stock transfer agent on behalf of the Company. The bulk of the decrease in expense was due to the Company’s consulting fees in 2010, when comparing the same nine month period in 2009.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

As of September 30, 2010, 35,999,903 shares of Common Stock were issued and outstanding and there were 933 shareholders of our Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with other public companies, some of which may also have funds available for use by an acquisition candidate.

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

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with other public companies, some of which may also have funds available for use by an acquisition candidate.

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

We do not have any long term contracts with our customers and the contracts that are in place may be terminated at will.

We do not have any long-term agreements with the customers of our payphones and they may terminate our contract to operate at will.  Therefore, there is no continuity to our business.  Although we are trying to expand our customer base, our efforts are still in the preliminary stages.  If we lose our current customers and do not have any potential new customers at the time of such termination, our results of operations and financial condition will be adversely affected.

Our business is seasonal.

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.  If we do not adequately budget our resources to get us through the low revenue periods, we may not have the resources to operate our business during such periods.

We do not own any intellectual property.

We do not own any patents or trademarks. Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks.  Such companies are know to frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. We might not be able to withstand any third-party claims or rights against their use.

Government regulations may change or be added that may adversely affect our ability to conduct, or how we conduct, our business.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations.

In addition, while the FCC currently requires the sellers of long distance toll free services to pay us $0.494 cents per call, such regulations may be reduced in scope or effect or repealed, which would have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business.

Further, the Telecommunications Act of 1996, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Telecommunications Act of 1996 and technological advances.

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

On September 1, 2010 Amanda Godin, President of Biolog Inc., was issued 3,000,000 shares of Common Stock in exchange for the contribution of payphone equipment to the Company.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date: November 1, 2010

By:	/s/ Amanda Godin
Name:	Amanda Godin
Title:	President; Principal Executive Officer

By:	/s/ Garry McHenry
Name:	Garry McHenry
Title:	Secretary; Principal Financial Officer

By:	/s/ Devon Nish
Name:	Devon Nish
Title:	Director