Form 10-K
period 2010-12-31
Biolog, Inc
filed 2011-04-07
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code (315) 560-5505

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common Stock, par value $0.001	Securities to be registered pursuant to Section 12(g) of the Act:

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2010 is 40,436,710 shares, all of one class, $.001 par value per share.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   . No  ☒.

PART I.

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10K, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe,"  "anticipate,"  "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10 are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10K, unless the context requires otherwise, "we" or "us" or “us" means Biolog, Inc.

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

On September 1, 2010, the Company acquired payphone equipment from Amanda Godin, the previous President of Biolog Inc., in exchange for 3,000,000 shares of common stock and has commenced business operations by providing the use of outdoor payphones, and providing telecommunication services.

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2010, we own, operate, and manage 25 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

Our installed payphone base generates revenue from two principal sources: coin-calls and non-coin calls.

Coin calls:

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

Non-Coin calls:

Non-coin revenue includes commissions from operator service telecommunications companies and a “dial-around” commission of $0.494 per call that the FCC requires sellers of long distance toll free services to pay payphone owners. The commissions for operator services are paid 45 days in arrears. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

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

Employees

The company does not have any employees.  Joseph Passalaqua is our President and Chief Executive Officer and Garry McHenry is our Secretary and Chief Financial Officer, neither of whom have employment agreements.

BUISNESS PLAN

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

We have limited assets and financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company.  There is no assurance that we can identify such a target company and consummate such a business combination.

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

We have limited officers and directors.

 Because management consists of only three persons, while seeking a business combination, Joseph Passalaqua, the President of the Company, Garry McHenry, the Secretary of the Company, and Devon

Nish, the Director of the Company, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and one director when selecting a target company.  Mr. Passalaqua, Mr. McHenry, and Mr. Nish anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Passalaqua, Mr. McHenry, and Mr. Nish have not entered into a written employment agreement with the Company and they are not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Passalaqua, Mr. McHenry, or Mr. Nish. The loss of the services of Mr. Passalaqua, Mr. McHenry, and Mr. Nish would adversely affect development of our business and our likelihood of continuing operations.

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

 It is the Commission's position that securities issued by a "shell" company such as Biolog, Inc., cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other   securities  issued  to  individuals in  the  capacity  of  management, affiliates,  control persons and promoters may also have to be registered  prior to resale and shall be issued with appropriate  restricted legend to reflect the registration requirements.

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

Regulation of Penny Stocks

The Securities and Exchange Commission (the “Commission") has adopted a number of rules to regulate “penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute “penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the "Pink Sheets", the rules may apply to us and to our securities.

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

In order to approve a person's account for transactions in penny stock, the broker or dealer must:  (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction  from  the  person;   and  (ii)  stating  in  a  highlighted  format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.  Shareholders should be aware that, according to Securities and Exchange Commission Release No.  34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. - LEGAL PROCEEDINGS

Not Applicable.

ITEM 3. - PROPERTIES

We currently maintain a mailing address at 123 Parker Avenue, Liverpool, NY 13088.  Our telephone number there is (315) 412-2345. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President, Mr. Passalaqua. It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUISNESS ISSUER PURCHASES OF EQUITY SECURITIES

 (a)

Market Information. There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company's common stock is not trading on any public trading market or stock exchange.

 (b)

Holders. As of December 31, 2010 there were approximately 933 record holders of 40,436,710 shares of the Company's common stock.

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

 (e)

  Recent Sale of Unregistered Securities.

During the previous year ended December 31, 2009, the following shares of common stock were purchased at $0.001 per share:

On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the extinguishment of due to shareholder of the $1,317 advance.

On May 29, 2009, 32,000,000 shares of Common Stock were issued in exchange for consulting services. Joseph Passalaqua, President, was issued 3,000,000 shares of Common Stock.  Garry McHenry, Secretary, was issued 3,000,000 shares of Common Stock. Devon Nish, Director, was issued 3,000,000 shares of Common Stock.  Kevin Kopaunik, Fidelity Stock Transfer Company, was issued 3,000,000 shares of Common Stock.  Joseph Passalaqua, a major shareholder, was issued 20,000,000 shares of Common Stock.

During the current year ended December 31, 2010, the following shares of common stock were purchased at $0.001 per share:

On September 1, 2010 Amanda Godin, the previous President of Biolog Inc., was issued 3,000,000 shares of Common Stock in exchange for the contribution of payphone equipment to the Company.

On November 2, 2010, Biolog had a resolution and amended the Articles of Incorporation to include a 10/1 forward stock split, with all fractional shares being dropped. The record date of the reverse split was November 2, 2010, with the effect being retroactive back to inception.

On November 2, 2010 319,562,320 shares of common stock were surrendered to Biolog by the following shareholders:

- 54,000,000 shares of common stock were surrendered to the Company by Amanda Godin

- 27,000,000 shares of common stock were surrendered to the Company by Garry McHenry

- 27,000,000 shares of common stock were surrendered to the Company by Kevin Kopaunik

- 27,000,000 shares of common stock were surrendered to the Company by Devon Nish

- 184,562,320 shares of common stock were surrendered to the Company by Joseph Passalaqua

On November 2, 2010, Biolog had a resolution and amended the Articles of Incorporation to include a 10/1 forward stock split, with all fractional shares being dropped. The record date of the reverse split was November 2, 2010, with the effect being retroactive back to inception.

As of December 31, 2010 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

(f) Transfer Agent.	Fidelity Stock Transfer Company
8915 South 700 East, Suite 102
Sandy, Utah 84070
Phone: 801-562-1300
Fax: 801-233-0589

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $96,751 as of December 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $0 cash on hand, and a deficit accumulated during the development stage of $71,041.  At December 31, 2010, we had $343 cash on hand, and a deficit accumulated during the development stage of $96,751.  See “Liquidity and Capital Resources.”

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2010, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

The Operator Service revenue is recognized when the collection agents of the Company, Legacy Long Distance and US Intercom calculates and compensates the Company for the use of operator services on a monthly basis. The date of the Operator Service revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

Coin revenues are recorded in an equal amount to the coins collected.

Revenues on commissions, telephone equipment and sales are realized when the services are provided and payment for such services is deemed certain.

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

COSTS RELATED TO OUR OPERATION

The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication expenses consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located.

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

At December 31, 2010, we had $28 cash on hand and an accumulated deficit of $96,751.  Our primary source of liquidity for the current quarter has been from loans from a Joseph C. Passalaqua, the Presdient and principal stockholder. As of December 31, 2010 we have convertible notes payable to Joseph C. Passalaqua in the amount $20,488.  This note bears a simple interest rate of 8% per annum and is payable upon demand.

Net cash used in operating activities was $9,038 during the year ended December 31, 2010.

Net cash provided by investing activities was $0 during the year ended December 31, 2010.

Net cash provided by financing activities was $9,066 during the year ended December 31, 2010.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(96,751) for the period from inception through December 31, 2010. The company had net loss of $(25,710) for the year ended December 31, 2010 as compared to a net loss of $(54,554) for the year ended December 31, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

The Company had total current assets of $5,010 and total current liabilities of $63,444 resulting in a working capital deficit of $(58,434) as of December 31, 2010.  We had total current assets of $0 and total current liabilities of $37,724, which results in working capital deficit of $(37,724) as of December 31, 2009.

FOR THEYEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

REVENUES

Our total revenue increased by $2,173, from $0 for the year months ended December 31, 2009 to $2,173 for the year ended December 31, 2010. There was no revenue in 2009.

Our coin call revenue was $830 for the year ended December 31,2010 and $0 for the year ended December 31, 2009.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the years ended December 31, 2010 and December 31, 2009. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,343 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2010 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $2,703, from $0 in the year ended December 31, 2009, to $2,703 in the year ended December 31, 2010.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $2,370 in the year ended December 31, 2010 and $0 in the year ended December 31, 2009.  Commissions were $0 in the years ended December 31, 2010 and December 31, 2009.  Depreciation expense was $333 in the year ended December 31, 2010 and $0 in the year ended December 31, 2009.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $29,028, from $53,341 in the year ended December 31, 2009 to $23,783 in the year ended December 31, 2010.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $3,358, from $10,741 in the year ended December 31, 2009 to $7,383 in the year ended December 31, 2010. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $5,800, from $10,600 in the year ended December 31, 2009 to $16,400 in the year ended December 31, 2010.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees decreased by $32,000, from $32,000 in the year ended December 31, 2009 to $0 in the year ended December 31, 2009.  These are services provided by the officers, directors, and stock transfer agent on behalf of the Company.  The bulk of the decrease in expense was due to the Company’s accounting fees and consulting fees in 2010, when comparing the same period in 2009. Our expenses to date are largely due to professional fees that include accounting and legal fees.

Common Stock

 We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

As of December 31, 2010, 40,436,710 shares of common stock were issued and outstanding.

As of December 31, 2010, there are 933 shareholders of our common stock.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended December 31, 2010 and December 31, 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

BIOLOG INC.

(A Development Stage Company)

DECEMBER 31, 2010

CONTENTS

Report of Independent Registered Public Accounting Firm	25
Balance Sheets December 31, 2010 and 2009	26
Statements of Operations For the years ended December 31, 2010 and 2009 and Cumulative since January 18, 1927 (Date of Inception) to December 31, 2010 (unaudited)	27

Statement of Stockholders' Deficit Since January 18, 1927 (Date of Inception) to December 31, 2010	28

Statements of Cash Flows For years ended December 31, 2010 and 2009 And Cumulative since January 18, 1927 (Date of Inception) to December 31, 2010 (unaudited)	29

Notes to Financial Statements	30-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Biolog, Inc.

(A development stage company)

Liverpool, New York

We have audited the accompanying balance sheets of Biolog, Inc. (a development stage company) (“Biolog” or the “Company”) as of December 31, 2010 and 2009 and the related statements of expenses, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of Biolog’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biolog, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Biolog Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Biolog has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 7, 2010

BIOLOG, INC. (A Development Stage Company) BALANCE SHEETS
	December 31,	December 31,
	2010	2009
ASSETS
Cash	$ 28	$ -
Accounts Receivable	315	-
Total Current Assets	343	-

Property and Equipment:
Payphone Equipment	5,000	-
Less Accumulated Depreciation	(333)	-
Net Property and Equipment	4,667	-

Total Assets	$ 5,010	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	35,581	389
Accounts Payable - related party	5,800	1,900
Convertible notes - related party	20,488	11,422
Convertible notes	-	22,800
Interest Payable	1,575	1,213

Total Liabilities	63,444	37,724

Stockholders' Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized 0 shares Issued and Outstanding December 31, 2010 and 2009	-	-
Common Stock, par value $.001, 100,000,000 shares Authorized, 40,436,710 and 32,999,903 shares Issued and Outstanding December 31, 2010 and 2009	40,440	33,000
Additional Paid-In Capital	(2,123)	317
Deficit Accumulated During the Development Stage	(96,751)	(71,041)

Total Stockholders' Deficit	(58,434)	(37,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (5,010)	$ -

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			(Unaudited) Cumulative Since
	For the Year Ended		February 18, 1927
	December 31,		(Date of Inception) to
	2010	2009	December 31, 2010
Revenues:
Income	$ 2,173	$ -	$ 2,173
Cost of Services	(2,703)	-	(2,703)

Gross Margin	(530)	-	(530)

Expenses:
Accounting and bookkeeping	16,400	10,600	27,000
Consulting	-	32,000	32,000
Other General and administrative expenses	7,383	10,741	34,611

Total Operating Expenses	23,783	53,341	93,611

Operating Loss	(24,313)	(53,341)	(94,141)

Other Expense
Interest Expense	(1,397)	(1,213)	(2,610)

Loss Before Income Taxes	(25,710)	(54,554)	(96,751)

Income Tax Provision	-	-	-

Net Loss	$ (25,710)	$ (54,554)	$ (96,751)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding	289,850,600	329,999,030

The accompanying notes are an integral part of these financial statements

BIOLOG, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ DEFICIT For the Period February 18, 1927 (Date of Inception) to December 31, 2010
				Deficit
				Accumulated
				During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Equity Deficiency

Common Stock Issued Since February 18, 1927 (Inception)	$ 4,929,780	$ 4,930	$ 4,930	$ -	$ -

Net Loss	-	-	-	(15,170)	(15,170)

Balance as of December 31, 2007	4,929,780	4,930	(4,930)	(15,170)	(15,170)

Net Loss	-	-	-	(1,317)	(1,317)

Balance as of December 31, 2008	4,929,780	4,930	(4,930)	(16,487)	(16,487)

Common stock issued for shareholder advances	5,069,250	5,070	(3,753)	-	1,317

Common stock issued for services	320,000,000	320,000	(288,000)	-	32,000

Net Loss	-	-	-	(54,554)	(54,554)

Balances at December 31, 2009	329,999,030	330,000	(296,683)	(71,041)	(37,724)

Common stock issued for equipment	30,000,000	30,000	(25,000)	-	5,000

Common stock surrendered to treasury	(319,562,320)	(319,560)	319,560	-	-

Net Loss	-	-	-	(25,710)	(25,710)
Balances at December 31, 2010	40,436,710	$ 40,440	$ (2,123)	$ (96,751)	$ (58,434)

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			(Unaudited) Cumulative Since
	For the Years Ended		February 18, 1927
	December 31,		(Date of Inception) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (25,710)	$ (54,554)	$ (96,751)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	32,000	32,000
Convertible notes issued for services	-	22,800	22,800
Depreciation and Amortization	333	-	333
Changes in operating assets and liabilities:
Accounts Payable	12,392	(14,781)	12,781
Accounts Payable - Related Party	3,900	1,900	5,800
Accounts Receivable	(315)	-	(315)
Interest Payable	362	1,213	1,575
Net Cash Used in Operating Activities	(9,038)	(11,422)	(21,777)

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	9,066	11,422	20,488
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	9,066	11,422	21,805

Net (Decrease) Increase in Cash	28		28
Cash at Beginning of Period	-	-	-
-
Cash at End of Period	$ 28	$ -	$ 28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$ -	$ 1,317	$ 1,317
Common stock issued for services	$ -	$ 32,000	$ 32,000
Common stock issued for equipment	$ 5,000	$ -	$ 5,000
Accounts payable converted to convertible notes	$ -	$ 22,800	$ 22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	$ 23,834	$ -	$ 23,834

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

This summary of accounting policies for Biolog, Inc. (“Biolog” or the “Company”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

 On June 29, 1994, The Company completed an acquision of Larson # 11-28 and Zadow # 23-34, two wells in Radcliff and Mission Canyon in the state of Montana.  These wells were considered to be non-performing and were disposed.  Being unable to achieve its intended purpose, the company ceased operations and became dormant in 1995 having no assets or liabilities.

The Company remained in this condition until November 4, 2004 when an Application for Reinstatement was completed and filed with the state of Utah.  On December 15, 2004 an Amended and Restated Articles of Incorporation was filed under the laws of the state of Utah, the name of the Company was changed to “Biolog, Inc”.

On January 22, 2009 an Application of Reinstatement was filed with the state of Utah.

On February 17, 2009 the Amendment to the Articles of Incorporation was adopted by the Company that vacated the all the previous Articles of Incorporation in their entirety.  The Amendment to the Articles of Incorporation was filed on April 20, 2009 with the state of Utah and effective retroactively.

For the years from 2004 - 2009, the Company had not commenced any operations. In 2010, the Company being operations in the business of providing the use of outdoor payphones, and providing telecommunication services.

Nature of Operations and Going Concern

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog, Inc. will continue in operation for at least one year from December 31, 2010 and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses for the period ended December 31, 2010 and since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Forward Stock split

On November 2, 2010, our stockholders approved an amendment to our articles of incorporation to effect a 10 for 1 forward stock split (the “Forward Split”) of our common stock, $.001 par value per share. The effective date of the reverse split was November 2, 2010 and has been retroactively reflected in the accompanying financial statements. Upon effectiveness of the Forward Split, each stockholder received ten shares of common stock for every one shares of common stock owned and outstanding as of the record date. Any fractional share as a result of the Forward Split has been dropped.  The Forward Split does not affect the number of shares of common stock authorized for issuance. All share and per share information has been retroactively adjusted to reflect the forward stock split.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 “Accounting for Stock-Based Compensation” (ASC 718), as amended, requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 718, “Accounting for Stock-Based Compensation” (ASC 718), as amended. No stock options were granted to employees during the years ended December 31, 2009 and December 31, 2010, and accordingly, no compensation expense was recognized under APB No. 25 for year ended December 31, 2010. In addition, no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in ASC 718.  During the the year ended December 31, 2010, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss for the years ended December 31, 2009 and December 31, 2010.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2009 and December 31, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009 and December 31, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of local service revenue. The Accounts Receivable was $0 as of December 31, 2009 and $315 as of December 31, 2010.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2010 was $333.  Depreciation and amortization are computed using the straight-line method of the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment $ 5,000.00	5 years
Accumulation Deprecation $ (333.00)
Net Value of Equipment $ 4,667.00

Financial Instruments

The Company’s financial assets and liabilities consist of cash and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2009 and December 31, 2010.

Recent Accounting Standards

There are no recent accounting pronouncements that would have a material impact on the Company’s financial statements.

NOTE 2 - INCOME TAXES

As of December 31, 2010, and 2009 the Company had a net operating loss carry forward for income tax reporting purposes of approximately $(25,710) and $(54,554) that may be offset against future taxable income. The net operating loss will expire between 2021 and 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2010
Net Operating Losses	$ 10,656	$ 28,092
Valuation Allowance	(10,656)	(28,092)
	$ 0	$ 0

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

 NOTE 3 – RELATED PARTY TRANSACTIONS

A major shareholder of Biolog, Joseph Passalaqua, advanced Biolog $1,317.  The advance has no interest rate and has no set repayment date.  As of December 31, 2008 Biolog owed $1,317 related to this advance. On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the forgiveness of the $1,317 advance.   In 2009 and 2010, Joseph Passalaqua advanced the Company $20,488 and these advances were reclassified as Convertible Notes Payable bearing 8% simple interest annually.

For the previous year ending, December 31, 2009, the Company owed $11,422 in principal and $179 in interest related to these notes. As of December 31, 2010 the Company owes $20,488 in principal and $1,575 in interest related to these notes.

For the previous year ending, December 31, 2009 Biolog incurred a liability to Lyboldt-Daly in the amount of $1,900. As of December 31, 2010, Biolog incurred a liability to Lyboldt-Daly in the amount of $5,800.  Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of December 31, 2010, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of December 31, 2010, $29,125 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

During 2010 and 2009, Biolog incurred liabilities to Joseph Passalaqua in the amount of $ 20,488.  As of December 31, 2010, these amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of December 31, 2010, Biolog currently owes Joseph Passalaqua $20,488 on principal of these notes, with interest accrued of $1,575.

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

On November 2, 2010 319,562,320 shares of common stock were surrendered to Biolog by the following shareholders:

- 54,000,000 shares of common stock were surrendered to the Company by Amanda Godin

- 27,000,000 shares of common stock were surrendered to the Company by Garry McHenry

- 27,000,000 shares of common stock were surrendered to the Company by Kevin Kopaunik

- 27,000,000 shares of common stock were surrendered to the Company by Devon Nish

- 184,562,320 shares of common stock were surrendered to the Company by Joseph Passalaqua

On November 2, 2010, Biolog had a resolution and amended the Articles of Incorporation to include a 10/1 forward stock split, with all fractional shares being dropped. The record date of the reverse split was November 2, 2010, with the effect being retroactive back to inception.

As of December 31, 2010 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value  per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

On February 17, 2009 Biolog amended the Articles of Incorporation and authorized 10,000,000 shares of Preferred Stock.

As of December 31, 2010 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

Subsequent to filing on April 7, 2011 our Annual Report on Form 10-K for the year ended December 31, 2010 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, MaloneBailey, LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, MaloneBailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph Passalaqua	61	President
Garry McHenry	52	Secretary
Devon Nish	71	Director

Both officers of the Company, Mr. Joseph Passalaqua as President and Garry McHenry as Secretary will hold their positions at the pleasure of the board of directors.

Mr. Joseph Passalaqua shall serve as our President until the next annual meeting of stockholders or until her prior death, resignation or removal and until any successors are duly elected and have qualified.

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

Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Joseph Passalaqua, Mr. Garry McHenry, Devon Nish and any other person pursuant to which they were or are to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Mr. Joseph Passalaqua, Mr. Garry McHenry, and Mr. Devon Nish and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act

Officers and Directors

Joseph C. Passalaqua, age 61, was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008.  Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008.  He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010.  He became the President of Plantation Lifecare Developers, Inc. in January of 2010.  He is the sole owner of Greenwich Holdings, LLC.

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

Family Relationships amongst Directors and Officers:

None of the Officers or Directors are related.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.  On March 23, 2009, we filed with the SEC a Form 15 to deregister our common stock under Section 12 of the Exchange Act and to terminate our status as a reporting company under the Exchange Act. On October 15, 2009, the Company filed a Form S-1 Registration Statement with the SEC to register our common stock pursuant to Section 12 of the Exchange Act. On December 28, 2009 the Company’s Registration Statement went effective.

Significant Employees

The Company has no employees.  Our executive officers and directors serve as such on as-needed basis. The Company does not have any consultants or third parties.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Mr. Joseph Passalaqua, the President, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Mr. Joseph Passalaqua, our President, performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

Conflicts of Interest

Mr. Passalaqua, Mr. McHenry, and Mr. Nish will only devote a small portion of their time to affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities.  Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

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

We are in the development stage and currently have no full-time employees.  Mr. Joseph Passalaqua is our President, Garry McHenry is our Secretary, and Devon Nish is our Director.  Mr. Passalaqua, Mr. McHenry, and Mr. Nish have agreed to allocate a limited portion of her time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Passalaqua, Mr. McHenry, and Mr. Nish and the potential   demands of our activities.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence."

The amount of time spent by Mr. Passalaqua, Mr. McHenry and Mr. Nish on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Passalaqua, Mr. McHenry, Mr. Nish will actually be required to spend to locate a suitable target company. Mr. Passalaqua, Mr. McHenry and Mr. Nish estimate that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

Indemnification of Directors and Officers

Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been met.

The Company's Amended and Restated Articles of Incorporation do not provide for any additional or different indemnification procedures other than those provided by the Utah Act, nor has the Company entered into any indemnity agreements with its current directors and officers regarding the granting of other or additional or contractual assurances regarding the scope of the indemnification allowed by the Utah Act. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Joseph Passalaqua, President	20,506,930	50%
106 Glenwood Dr. South
Liverpool, NY 13090
Garry McHenry, Secretary	3,000,000	7%
234 W. Foster Avenue
Palmyra, NY 14522
Devon Nish, Director	3,000,000	7%
7829 S. 2870 E.
Salt Lake City, UT 84121
Amanda Godin	6,000,000	14%
123 Parker Avenue
Liverpool, NY 13088

All executive officers and directors as a group	26,506,930	65%

*The amount is based on 40,436,710 shares of Common Stock outstanding as of December 31, 2010.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

An Officer and major shareholder of Biolog, Joseph Passalaqua, advanced Biolog $1,317.  The advance was not accruing any interest and has no set repayment date.  As of December 31, 2008 Biolog owed $1,317 related to this advance. On February 12, 2009, 506,925 shares of Common Stock were issued to Joseph Passalaqua in exchange for the forgiveness of the $1,317 advance.   During 2009, a $7,546 advance and a $3,876 advance were reclassified as Convertible Notes Payable.  As of December 31, 2009 owed $11,422 related to these notes.

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

Independent Directors

Our Board of Directors is currently comprised of three directors, namely Mr. Joseph Passalaqua, Mr. Garry McHenry, and Mr. Devon Nish, all of whom are not independent directors; as such term is defined under the rules of the Nasdaq Stock Market.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, MaloneBailey, LLP, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2010	FISCAL 2009
Audit Fees (1)	$12,500.00	$8,700.00
Tax Fees (2)	$0	$0
Other Fees	$0	$0

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by MaloneBailey, LLP, as well as the fees charged by MaloneBailey, LLP for such services.

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

BIOLOG, INC.

Date:  April 7, 2011

             By: /s/Joseph Passalaqua

Name: Joseph Passalaqua

Title: President

By: Garry McHenry

Name: Garry McHenry

Title: Secretary

By: /s/ Devon Nish

Name: Devon Nish

Title: Director