Form 10-Q
period 2011-03-31
Biolog, Inc
filed 2011-04-28
CIK 1462566

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

000-53696

(Commission File No.)

BIOLOG, INC.

(Exact name of registrant as specified in its charter)`

Utah	87-0279370
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Indemnification No.)

123 Parker Avenue, Liverpool, NY 13088

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code (315) 560-5505

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (X)  Yes  ( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ( )  Yes  (  )  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company (X)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ( )Yes    (X) No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of March 31, 2011 is 40,436,710 shares.

2

BIOLOG, INC.
MARCH 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of March 31, 2011 As of December 31, 2010	3
	(Unaudited) Statements of Operations For the three months ended March 31, 2011 and March 31, 2010 For the cumulative period from February 18, 1927(Date of Inception) to March 31, 2011	4
	(Unaudited) Statements of Cash Flows For the three months ended March 31, 2011 and March 31, 2010 For the cumulative period from February 18, 1927 (Date of Inception) to March 31, 2011	5
	(Unaudited) Notes to Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Removed and Reserved	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	SIGNATURES	31-35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG, INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash	$ 177	$ 28
Accounts Receivable	102	315
Total Current Assets	279	343

Property and Equipment:
Payphone Equipment	5,000	5,000
Less Accumulated Depreciation	(583)	(333)
Net Property and Equipment	4,417	4,667

Total Assets	$ 4,696	$ 5,010

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	39,955	35,581
Accounts Payable - related parties	6,900	5,800
Convertible notes - related parties	26,900	20,488
Interest Payable	2,005	1,575

Total Liabilities	75,760	63,444

Stockholders' Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized 0 shares Issued and Outstanding March 31, 2011 and December 31, 2010	-	-
Common Stock, par value $.001, 100,000,000 shares Authorized, 40,436,710 shares Issued and Outstanding March 31, 2011 and December 31, 2010	40,440	40,440
Additional Paid-In Capital	(2,123)	(2,123)
Deficit Accumulated During the Development Stage	(109,381)	(96,751)

Total Stockholder's Deficit	(71,064)	(58,434)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 4,696	$ 5,010

BIOLOG, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative Since
	For the Three Months Ended		February 18, 1927
	March 31,		(Date of Inception) to
	2011	2010	March 31, 2011

Revenues:
Income	$ 1,650	$ -	$ 3,823
Cost of Services	(1,715)	-	(4,418)

Gross Margin	(65)	-	(595)

Expenses:
Accounting and bookkeeping	6,100	5,900	33,100
Consulting	-	-	32,000
Other General and administrative expenses	6,035	1,812	40,646

Total Operating Expenses	12,135	7,712	105,746

Operating Loss	(12,200)	(7,712)	(106,341)

Other Expense
Interest Expense	(430)	(225)	(3,040)

Loss Before Income Taxes	(12,630)	(7,937)	(109,381)

Income Tax Provision	-	-	-

Net Loss	$ (12,630)	$ (7,937)	$ (109,381)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Weighted Average Common Shares
Outstanding	40,436,710	32,999,903

BIOLOG, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)
			Cumulative Since
	For the Three Months Ended		February 18, 1927
	March 31,		(Date of Inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (12,630)	$ (7,937)	$ (109,381)
Net Loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	32,000
Depreciation and Amortization	250	-	583
Changes in operating assets and liabilities:
Accounts Payable	4,374	942	39,955
Accounts Payable - Related Party	1,100	900	6,900
Accounts Receivable	213	-	(102)
Interest Payable	430	225	2,005
Net Cash Used in Operating Activities	(6,263)	(5,870)	(28,040)

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	6,412	5,870	26,900
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	6,412	5,870	28,217

Net (Decrease) Increase in Cash	149	-	177
Cash at Beginning of Period	28	-	-

Cash at End of Period	$ 177	$ -	$ 177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for services	$ -	$ -	$ 32,000
Common stock issued for equipment	$ -	$ -	$ 5,000
Accounts payable converted to convertible notes	$ -	$ -	$ 22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	$ -	$ 23,834	$ 23,834

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2010 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2010 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and APCC Dial Around revenue. The Accounts Receivable was $315 as of December 31, 2010 and $102 as of March 31, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2010 was $333. As of March 31, 2011 the total depreciation was $583.  Depreciation and amortization are computed using the straight-line method of the estimated economic useful lives of the related assets as follows:

Asset		Rate
Payphone Equipment	$ 5,000.00	5 years
Depreciation for three months ended March 31, 2011	$(250.00)
Accumulated Depreciation for the year ended December 31, 2010	$(333.00)
Net Value of Equipment as of March 31, 2011	$ 4,417.00

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of for the period from (inception), February 18, 1927 to March 31, 2011, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of March 31, 2011, Biolog currently owes $26,900 on principal of all Convertible Notes held to Related Parties, with interest accrued of $2,005.

On September 1, 2010, Amanda Godin, the previous President of Biolog, contributed payphone equipment to the Company, valued at $5,000 in exchange for the issuance of 3,000,000 shares of common stock with a par value of $0.001.

As of March 31, 2011, Biolog has incurred a liability to Lyboldt-Daly in the amount of $6,900. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of March 31, 2011, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of March 31, 2011, $34,947 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable

As of December 31, 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $ 20,488.  , these amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of December 31, 2010, Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC.  As of March 31, 2011, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $1,982.

As of March 31, 2011, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the Presdient, in the amount of $ 1,487.  The notes bear simple interest at 8% per annum., Biolog currently owes Cobalt Blue LLC $1,487 in principal these notes, with interest accrued of $17.

As of March 31, 2011, Biolog incurred liabilities to Mary Passalaqua in the amount of $5,000.  The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $5,000 in principal these notes, with interest accrued of $6.

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

NOTE 6 – PREFERRED STOCK TRANSACTIONS

As of December 31, 2010, Biolog had 0 shares of preferred stock authorized and outstanding.

As of March 31, 2011 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

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

On November 2, 2010, the Company had a resolution and amended the Articles of Incorporation to include a 10/1 forward stock split, with all fractional shares being dropped. The record date of the forward split was November 2, 2010, with the effect being retroactive back to inception. The Forward Split did not affect the number of shares of common stock authorized for issuance.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(109,381) for the period from February 18, 1927 to March 31, 2011, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $28 cash on hand, $315 in accounts receivable and a deficit accumulated during the development stage of $(96,751). At March 31, 2011, we had $177 cash on hand, $102 in accounts receivable and a deficit accumulated during the development stage of $(109,381).  See “Liquidity and Capital Resources.”

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

At December 31, 2010, we had $28 cash on hand and an accumulated deficit of $96,751.  As of March 31, 2011, we had $177 cash on hand and an accumulated deficit of $109,381. Our primary source of liquidity for the current quarter has been from loans from related parties.  This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of March 31, 2011 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $26,900 These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of March 31, 2011 the accrued interest on these notes is $2,005.

Net cash used in operating activities was $6,263 during the three months ended March 31, 2011.

Net cash provided by investing activities was $0 during the three months ended March 31, 2011.

Net cash provided by financing activities was $6,412 during the three months ended March 31, 2011.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(109,381) for the period from February 18, 1927(inception) through March 31, 2011. The company had net loss of $(12,630) for the three months March 31, 2011 as compared to a net loss of $(7,937) for the three months ended March 31, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had total current assets of $343 and total current liabilities of $63,444, which resulted in working capital deficit of $(63,101) as of December 31, 2010.  The Company had total current assets of $279 and total current liabilities of $75,760 resulting in a working capital deficit of $(75,481) as of March 31, 2011.

FOR THE THREE MONTHS ENDED MARHC 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUES

Our total revenue increased by $1,650, from $0 for the three months ended March 31, 2010 to $1,650 for the three months ended March 31, 2011.

Our coin call revenue was $0 for the three months ended March 31, 2010 and $189 for the three months ended March 31, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the three months ended March 31, 2010 and $81 for the three months ended March 31, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the three months ended March 31, 2010 and $1,380 for the three months ended March 31, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2011 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $1,715, from $0 in the three months ended March 31, 2010, to $1,715 in the three months ended March 31, 2011.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $0 in the three months ended March 31, 2010 and $1,412 in the three months ended March 31, 2011.  Commissions were $0 in the three months ended March 31, 2010 and $53 in the three months ended March 31, 2011.  Depreciation expense was $0 in the three months ended March 31, 2010 and $250 in the three months ended March 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $4,693, from $7,937 in the three months ended March 31, 2010 to $12,630 in the three months ended March 31, 2011.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $4,223, from $1,812 in the three months ended March 31, 2010 to $6,035 three months ended March 31, 2011. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $4,223, from $5,900 in the three months ended March 31, 2010 to $6,035 in the three months ended March 31, 2011.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s accounting fees in 2011, when comparing the same period in 2010. Our expenses to date are largely due to professional fees that include accounting and legal fees.

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

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Not Applicable.  There are no legal proceedings that are required to be disclosed in accordance with Item 103 of Regulation S-K.

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

As of the year ended December 31, 2010 and quarter ended March 31, 2011, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6.  EXHBITS

Exhibit Number	Description

*3.1	Articles of Amendment to Articles of Incorporation (Profit) (incorporated by reference from Form 10 filed June 10, 2009)*

*3.2	By-laws (incorporated by reference from Form 10 filed June 10, 2009)*

*3.3	Certificate for Renewal and Revival of Charter*

*10.1	Asset Contribution Agreement, dated as of October 18, 2010, between the Company and Amanda Godin (incorporated by reference from Form 8-K filed October 19, 2010)*

31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously submitted and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date:  April 28, 2011

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President; Principal Executive Officer

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish

Name: Devon Nish

Title: Director

EXHIBIT 31.1

SECTION 302 CERTIFICATIONS

I, Joseph Passalaqua, certify that:

1.           I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of Biolog, Inc.;

2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.;

3.           Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a)      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d)      disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over the financial

5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant

c)

role in the small business issuer’s internal control over financial reporting.

Date:

April 28, 2011

By: /s/ Joseph Passalaqua

Name: Joseph Passalaqua

Title: President

Chief Executive Officer

Principal Executive Officer

EXHIBIT 31.2

SECTION 302 CERTIFICATIONS

I, Garry McHenry, certify that:

1.           I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of Biolog, Inc.;

2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.;

3.           Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a)      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d)      disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over the financial

5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant

c)      role in the small business issuer’s internal control over financial reporting.

Date:

April 28, 2011

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary

Chief Financial Officer

Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTIONS 1350,

AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Biolog Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Passalaqua, President and Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 28, 2011

By: /s/ Joseph Passalaqua

Name: Joseph Passalaqua

Title: President

Chief Executive Officer

Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTIONS 1350,

AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biolog Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garry McHenry, Secretary, and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  April 28, 2011

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary

Chief Financial Officer

Principal Financial Officer