Form 10-K/A
period 2010-12-31
Biolog, Inc
filed 2011-07-13
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

( Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “ large accelerated filer ” , “ accelerated filer, ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    . No   ☒ .

PART I.

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10K /A , other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe,"  "anticipate,"  "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10 K/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10K /A , unless the context requires otherwise, "we" or "us" or “us" means Biolog, Inc.

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

FCC Regulation and Interstate Rates :

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUISNESS ISSUER PURCHASES OF EQUITY SECURITIES

 (a)

Market Information . There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company's common stock is not trading on any public trading market or stock exchange.

 (b)

Holders. As of December 31, 2010 there were approximately 933 record holders of 40,436,710 shares of the Company's common stock.

 (c)

Dividend Policy . We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

 (d)

Securities Authorized for Issuance Under Equity Compensation Plans . We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

 (e)

  Recent Sale of Unregistered Securities .

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

(f) Transfer Agent .	Fidelity Stock Transfer Company
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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes .

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

Net cash used in operating activities was $9,038 during the year ended December 31, 2010 .

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

July 12, 2011

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

The accompanying notes are an integral part of these financial statements 28

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

Subsequent to filing on April 7, 2011 our Annual Report on Form 10-K for the year ended December 31, 2010 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

We are in the development stage and currently have no full-time employees.  Mr. Joseph Passalaqua is our President, Garry McHenry is our Secretary, and Devon Nish is our Director.  Mr. Passalaqua, Mr. McHenry, and Mr. Nish have agreed to allocate a limited portion of her time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Passalaqua, Mr. McHenry, and Mr. Nish and the potential   demands of our activities.   See Item 13, “ Certain Relationships and Related Transactions, and Director Independence."

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

Date:  July 13, 2011

              By: /s/Joseph Passalaqua

Name: Joseph Passalaqua

Title: President

By: Garry McHenry

Name: Garry McHenry

Title: Secretary

By: /s/ Devon Nish

Name: Devon Nish

Title: Director