Form 10-Q/A
period 2011-03-31
Biolog, Inc
filed 2011-07-13
CIK 1462566

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ( X )  Yes  ( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ( )  Yes  (  )  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ( X)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ( )Yes    ( X)  No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of March 31, 2011 is 40,436,710 shares.

BIOLOG, INC.
MARCH 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of March 31, 2011 As of December 31, 2010	3
	(Unaudited) Statements of Operations For the three months ended March 31, 2011 and March 31, 2010 For the cumulative period from February 18, 1927(Date of Inception) to March 31, 2011	4
	(Unaudited) Statements of Cash Flows For the three months ended March 31, 2011 and March 31, 2010 For the cumulative period from February 18, 1927 (Date of Inception) to March 31, 2011	5
	(Unaudited) Notes to Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Removed and Reserved	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG, INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash	$ 177	$ 28
Accounts Receivable	102	315
Total Current Assets	279	343

Property and Equipment:
Payphone Equipment	5,000	5,000
Less Accumulated Depreciation	(583)	(333)
Net Property and Equipment	4,417	4,667

Total Assets	$ 4,696	$ 5,010

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	39,955	35,581
Accounts Payable - related parties	6,900	5,800
Convertible notes - related parties	26,900	20,488
Interest Payable	2,005	1,575

Total Liabilities	75,760	63,444

Stockholders' Deficit
Preferred Stock, par value $.001, 10,000,000 shares Authorized 0 shares Issued and Outstanding March 31, 2011 and December 31, 2010	-	-
Common Stock, par value $.001, 100,000,000 shares Authorized, 40,436,710 shares Issued and Outstanding March 31, 2011 and December 31, 2010	40,440	40,440
Additional Paid-In Capital	(2,123)	(2,123)
Deficit Accumulated During the Development Stage	(109,381)	(96,751)

Total Stockholder's Deficit	(71,064)	(58,434)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 4,696	$ 5,010

BIOLOG, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative Since
	For the Three Months Ended		February 18, 1927
	March 31,		(Date of Inception) to
	2011	2010	March 31, 2011

Revenues:
Income	$ 1,650	$ -	$ 3,823
Cost of Services	(1,715)	-	(4,418)

Gross Margin	(65)	-	(595)

Expenses:
Accounting and bookkeeping	6,100	5,900	33,100
Consulting	-	-	32,000
Other General and administrative expenses	6,035	1,812	40,646

Total Operating Expenses	12,135	7,712	105,746

Operating Loss	(12,200)	(7,712)	(106,341)

Other Expense
Interest Expense	(430)	(225)	(3,040)

Loss Before Income Taxes	(12,630)	(7,937)	(109,381)

Income Tax Provision	-	-	-

Net Loss	$ (12,630)	$ (7,937)	$ (109,381)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Weighted Average Common Shares
Outstanding	40,436,710	32,999,903

BIOLOG, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)
			Cumulative Since
	For the Three Months Ended		February 18, 1927
	March 31,		(Date of Inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (12,630)	$ (7,937)	$ (109,381)
Net Loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	32,000
Depreciation and Amortization	250	-	583
Changes in operating assets and liabilities:
Accounts Payable	4,374	942	39,955
Accounts Payable - Related Party	1,100	900	6,900
Accounts Receivable	213	-	(102)
Interest Payable	430	225	2,005
Net Cash Used in Operating Activities	(6,263)	(5,870)	(28,040)

CASH FLOWS FROM FINANCING
Proceeds from convertible notes - related parties	6,412	5,870	26,900
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	6,412	5,870	28,217

Net (Decrease) Increase in Cash	149	-	177
Cash at Beginning of Period	28	-	-

Cash at End of Period	$ 177	$ -	$ 177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for services	$ -	$ -	$ 32,000
Common stock issued for equipment	$ -	$ -	$ 5,000
Accounts payable converted to convertible notes	$ -	$ -	$ 22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	$ -	$ 23,834	$ 23,834

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Form 10-Q/A contains forward-looking statements (rather than historical facts) that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition.  However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition.  The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q/A , and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Net cash used in operating activities was $6,263 during the three months ended March 31, 2011 .

Net cash provided by investing activities was $0 during the three months ended March 31, 2011 .

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