Form 10-Q
period 2011-06-30
Biolog, Inc
filed 2011-08-02
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (X)  Yes  ( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ( )  Yes  (X)  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company (X)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ( )Yes    (X) No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of June 30, 2011 is 40,436,710 shares.

BIOLOG, INC.
JUNE 30, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of June 30, 2011 As of December 31, 2010	3
	(Unaudited) Statements of Operations For the three months ended June 30, 2011 and June 30, 2010 For the six months ended June 30, 2011 and June 30, 2010 For the cumulative period from February 18, 1927 (Date of Inception) to June 30, 2011	4
	(Unaudited) Statements of Cash Flows For the six months ended June 30, 2011 and June 30, 2010 For the cumulative period from February 18, 1927 (Date of Inception) to June 30, 2011	5
	(Unaudited) Notes to Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item1A.	Risk Factors	25
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	[Removed and Reserved]	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

	SIGNATURES	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$ 355	$ 28
Accounts receivable	209	315
Total Current Assets	564	343

Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(833)	(333)
Net Property and Equipment	4,167	4,667

TOTAL ASSETS	$ 4,731	$ 5,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	36,210	35,581
Accounts payable - related parties	7,800	5,800
Convertible notes - related parties	35,057	20,488
Interest payable	2,650	1,575
Total Current Liabilities	81,717	63,444

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010
Common Stock, par value $.001, 100,000,000 shares authorized, 40,436,710 shares issued and outstanding at June 30, 2011 and December 31, 2010	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Deficit accumulated during the development stage	(115,303)	(96,751)
Total Stockholder's Deficit	(76,986)	(58,434)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 4,731	$ 5,010

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		February 18, 1927
	June 30,		June 30,		(Date of Inception) to
	2011	2010	2011	2010	June 30, 2011

Revenues:
Income	$ 1,921	$ -	$ 3,571	$ -	$ 5,744
Cost of services	(1,795)	-	(3,510)	-	(6,213)
Gross Profit (Loss)	126	-	61	-	(469)

Operating Expenses:
Accounting and bookkeeping	3,400	3,400	9,500	9,300	36,500
Consulting	-	-	-	-	32,000
Other general and administrative expenses	2,003	1,216	8,038	3,028	42,649
Total Operating Expenses	5,403	4,616	17,538	12,328	111,149
Operating Loss	(5,277)	(4,616)	(17,477)	(12,328)	(111,618)

Other Expense:
Interest Expense	(645)	(348)	(1,075)	(573)	(3,685)

Net Loss	$ (5,922)	$ (4,964)	$ (18,552)	$ (12,901)	$ (115,303)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	40,436,710	32,999,903	40,436,710	32,999,903

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended		February 18, 1927
	June 30,		(Date of Inception) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (18,552)	$ (12,901)	$ (115,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	32,000
Depreciation	500		833
Changes in operating assets and liabilities:
Accounts receivable	106	-	(209)
Accounts payable	629	2,602	36,210
Accounts payable - related party	2,000	1,800	7,800
Interest payable	1,075	(462)	2,650
Net Cash Used in Operating Activities	(14,242)	(8,961)	(36,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes - related parties	14,569	8,991	35,057
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	14,569	8,991	36,374

Net increase in cash	327	30	355
Cash at beginning of period	28	-	-

Cash at end of period	$ 355	$ 30	$ 355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for equipment	-	-	5,000
Accounts payable converted to convertible notes	-	-	22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	-	23,834	23,834

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. (“Biolog” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2010 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2010 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and APCC Dial Around revenue. The Accounts Receivable was $315 as of December 31, 2010 and $209 as of June 30, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2010 was $333. As of June 30, 2011 accumulated depreciation was $833.  Depreciation is computed using the straight-line method of the estimated economic useful lives of the related assets as follows:

Asset		Useful Lives
Payphone Equipment	$ 5,000	5 years
Depreciation expense for the six months ended June 30, 2011	(500)
Accumulated depreciation as of December 31, 2010	(333)
Net value of equipment as of June 30, 2011	$ 4,167

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of $115,303 for the period from February 18, 1927 (inception) to June 30, 2011, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of June 30, 2011, Biolog currently owes $35,057 on principal of all Convertible Notes held to Related Parties, with interest accrued of $2,650.

On September 1, 2010, Amanda Godin, the previous President of Biolog, contributed payphone equipment to the Company, valued at $5,000 in exchange for the issuance of 3,000,000 shares of common stock with a par value of $0.001.

As of June 30, 2011, Biolog has incurred a liability to Lyboldt-Daly in the amount of $7,800. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of June 30, 2011, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of June 30, 2011, $36,003 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable

As of December 31, 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of December 31, 2010, Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC.  As of June 30, 2011, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $2,389

As of June 30, 2011, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $9,644.  The notes bear simple interest at 8% per annum., Biolog currently owes Cobalt Blue LLC $1,487 in principal these notes, with interest accrued of $155.

As of June 30, 2011, Biolog incurred liabilities to Mary Passalaqua in the amount of $5,000.  The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $5,000 in principal these notes, with interest accrued of $106.

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

As of June 30, 2011 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $115,475 for the period from February 18, 1927 (inception) to June 30, 2011, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $28 cash on hand, $315 in accounts receivable and a deficit accumulated during the development stage of $96,751. At June 30, 2011, we had $355 cash on hand, $209 in accounts receivable and a deficit accumulated during the development stage of $115,303.  See “Liquidity and Capital Resources.”

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

At December 31, 2010, we had $28 cash on hand and an accumulated deficit of $96,751.  As of June 30, 2011, we had $355 cash on hand and an accumulated deficit of $115,303. Our primary source of liquidity for the current quarter has been from loans from related parties.  This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of June 30, 2011 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $35,057. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of June 30, 2011 the accrued interest on these notes is $2,650.

Net cash used in operating activities was $14,242 during the six months ended June 30, 2011.

Net cash provided by investing activities was $0 during the six months ended June 30, 2011.

Net cash provided by financing activities was $14,569 during the six months ended June 30, 2011.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $115,303 for the period from February 18, 1927 (inception) through June 30, 2011. The company had net loss of $18,552 for the six months ended June 30, 2011 as compared to a net loss of $12,901 for the six months ended June 30, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had total current assets of $343 and total current liabilities of $63,444, which resulted in a working capital deficit of $63,101 as of December 31, 2010.  The Company had total current assets of $564 and total current liabilities of $81,717 resulting in a working capital deficit of $81,153 as of June 30, 2011.

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

REVENUES

Our total revenue increased by $1,921, from $0 for the three months ended June 30, 2010 to $1,921 for the three months ended June 30, 2011.

Our coin call revenue was $0 for the three months ended June 30, 2010 and $213 for the three months ended June 30, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the three months ended June 30, 2010 and $220 for the three months ended June 30, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the three months ended June 30, 2010 and $1,488 for the three months ended June 30, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2011 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $1,795, from $0 in the three months ended June 30, 2010, to $1,795 in the three months ended June 30, 2011.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $0 in the three months ended June 30, 2010 and $1,497 in the three months ended June 30, 2011.  Commissions were $0 in the three months ended June 30, 2010 and $48 in the three months ended June 30, 2011.  Depreciation expense was $0 in the three months ended June 30, 2010 and $250 in the three months ended June 30, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $787, from $4,616 in the three months ended June 30, 2010 to $5,403 in the three months ended June 30, 2011.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $787, from $1,216 in the three months ended June 30, 2010 to $2,003 three months ended June 30, 2011. Professional fees, made up of accounting, bookkeeping, and legal fees were the same for both periods, $3,400 for the three months ended June 30, 2010 and June 30, 2011 respectively.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s G&A expense in 2011, when comparing the same period in 2010. Our expenses to date are largely due to professional fees that include accounting and legal fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

REVENUES

Our total revenue increased by $3,571, from $0 for the six months ended June 30, 2010 to $3,571 for the six months ended June 30, 2011.

Our coin call revenue was $0 for the six months ended June 30, 2010 and $403 for the six months ended June 30, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the six months ended June 30, 2010 and $300 for the six months ended June 30, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the six months ended June 30, 2010 and $2,868 for the six months ended June 30, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2011 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $3,510, from $0 in the six months ended June 30, 2010, to $3,510 in the six months ended June 30, 2011.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $0 in the six months ended June 30, 2010 and $2,908 in the six months ended June 30, 2011.  Commissions were $0 in the six months ended June 30, 2010 and $102 in the six months ended June 30, 2011.  Depreciation expense was $0 in the six months ended June 30, 2010 and $500 in the six months ended June 30, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,210 from $12,328 in the six months ended June 30, 2010 to $17,538 in the six months ended June 30, 2011.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $5,010, from $3,028 in the six months ended June 30, 2010 to $8,038 six months ended June 30, 2011. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $200, from $9,300 in the six months ended June 30, 2010 to $9,500 in the six months ended June 30, 2011.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s G&A expense in 2011, when comparing the same period in 2010. Our expenses to date are largely due to professional fees that include accounting and legal fees.

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

Subsequent to filing on April 7, 2011 our Annual Report on Form 10-K for the year ended December 31, 2010 and filing on July 13, 2011 Amendment to our Annual Report Form 10-K for the year ended December 31, 2010 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

As of the year ended December 31, 2010 and quarter ended June 30, 2011, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6.  EXHBITS

Exhibit Number	Description

*3.1	Articles of Amendment to Articles of Incorporation (Profit) (incorporated by reference from Form 10 filed June 10, 2009)*

*3.2	By-laws (incorporated by reference from Form 10 filed June 10, 2009)*

*3.3	Certificate for Renewal and Revival of Charter*

*10.1	Asset Contribution Agreement, dated as of October 18, 2010, between the Company and Amanda Godin (incorporated by reference from Form 8-K filed October 19, 2010)*

31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Biolog, Inc. Form 10Q for the period ended June 30, 2011

*Previously submitted and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date:  August 2, 2011

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President; Principal Executive Officer

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish

Name: Devon Nish

Title: Director