Form 10-Q
period 2011-09-30
Biolog, Inc
filed 2011-10-19
CIK 1462566

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of October 19, 2011 is 40,436,710 shares.

BIOLOG, INC.
SEPTEMBER 30, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of September 30, 2011 As of December 31, 2010	3
	(Unaudited) Statements of Operations For the three months ended September 30, 2011 and September 30, 2010 For the nine months ended September 30, 2011 and September 30, 2010 For the cumulative period from February 18, 1927 (Date of Inception) to September 30, 2011	4
	(Unaudited) Statements of Cash Flows For the nine months ended September 30, 2011 and September 30, 2010 For the cumulative period from February 18, 1927 (Date of Inception) to September 30, 2011	5-6
	(Unaudited) Notes to Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23-24

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item1A.	Risk Factors	25
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	[Removed and Reserved]	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

	SIGNATURES	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$ 431	$ 28
Accounts receivable	118	315
Total Current Assets	549	343

Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(1,083)	(333)
Net Property and Equipment	3,917	4,667

TOTAL ASSETS	$ 4,466	$ 5,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	39,101	35,581
Accounts payable - related parties	8,800	5,800
Convertible notes - related parties	38,977	20,488
Interest payable - related parties	3,358	1,575
Total Current Liabilities	90,236	63,444

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010
Common Stock, par value $.001, 100,000,000 shares authorized, 40,436,710 shares issued and outstanding at September 30, 2011 and December 31, 2010	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Deficit accumulated during the development stage	(124,087)	(96,751)
Total Stockholder's Deficit	(85,770)	(58,434)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 4,466	$ 5,010
The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended		February 18, 1927
	September 30,		September 30,		(Date of Inception) to
	2011	2010	2011	2010	September 30, 2011

Revenues:
Income	$ 1,784	$ 595	$ 5,355	$ 595	$ 7,528
Cost of services	(1,623)	(83)	(5,134)	(83)	(7,837)
Gross Profit (Loss)	$ 161	$ 512	$ 221	$ 512	$ (309)

Operating Expenses:
Accounting and bookkeeping	3,500	$ 700	13,000	$ 10,000	40,000
Consulting	-	-	-	-	32,000
Other general and administrative expenses	4,736	1,220	12,774	4,249	47,385
Total Operating Expenses	8,236	1,920	25,774	14,249	119,385

Operating Loss	(8,075)	(1,408)	(25,553)	(13,737)	(119,694)

Other Expense:
Interest Expense	(708)	(412)	(1,783)	(984)	(4,393)

Net Loss	$ (8,783)	$ (1,820)	$ (27,336)	$ (14,721)	$ (124,087)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	40,436,710	33,945,555	40,436,710	33,318,584

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended		February 18, 1927
	September 30,		(Date of Inception) to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (27,336)	$ (14,721)	$ (124,087)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	32,000
Depreciation	750	83	1,083
Changes in operating assets and liabilities:
Accounts receivable	197	-	(118)
Accounts payable	3,520	3,780	39,101
Accounts payable - related party	3,000	2,500	8,800
Interest payable	1,783	(50)	3,358
Net Cash Used in Operating Activities	(18,086)	(8,408)	(39,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes - related parties	18,489	8,991	38,977
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	18,489	8,991	40,294

Net increase in cash	403	583	431
Cash at beginning of period	28	-	-
Cash at end of period	$ 431	$ 583	$ 431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for equipment	-	5,000	5,000
Accounts payable converted to convertible notes	-	-	22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	-	23,834	23,834

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. (“we”, “our”, “Biolog” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2010 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2010 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and APCC Dial Around revenue. The Accounts Receivable was $315 as of December 31, 2010 and $118 as of September 30, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2010 was $333. As of September 30, 2011 accumulated depreciation was $1,083.  Depreciation is computed using the straight-line method of the estimated economic useful lives of the related assets as follows:

Asset		Useful Lives
Payphone Equipment	$ 5,000	5 years
Depreciation expense for the nine months ended September 30, 2011	(750)
Accumulated depreciation as of December 31, 2010	(333)
Net value of equipment as of September 30, 2011	$ 3,917

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of $124,087 for the period from February 18, 1927 (inception) to September 30, 2011, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of September 30, 2011, Biolog currently owes $38,977 on principal of all Convertible Notes held to Related Parties, with interest accrued of $3,358.

On September 1, 2010, Amanda Godin, the previous President of Biolog, contributed payphone equipment to the Company, valued at $5,000 in exchange for the issuance of 3,000,000 shares of common stock with a par value of $0.001.

As of September 30, 2011, Biolog has incurred a liability to Lyboldt-Daly in the amount of $8,800. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of September 30, 2011, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of September 30, 2011, $39,101 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable

As of December 31, 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of December 31, 2010, Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC.  As of September 30, 2011, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $2,801.

As of September 30, 2011, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $9,644.  The notes bear simple interest at 8% per annum, Biolog currently owes Cobalt Blue LLC $9,644 in principal these notes, with interest accrued of $256.

As of September 30, 2011, Biolog incurred liabilities to Mary Passalaqua in the amount of $8,920.  The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $8,920 in principal these notes, with interest accrued of $301.

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

As of December 31, 2010 and September 30, 2011, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

As of December 31, 2010, Biolog had 0 shares of preferred stock authorized and outstanding.

As of September 30, 2011 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $124,087 for the period from February 18, 1927 (inception) to September 30, 2011, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $28 cash on hand, $315 in accounts receivable and a deficit accumulated during the development stage of $96,751. At September 30, 2011, we had $431 cash on hand, $118 in accounts receivable and a deficit accumulated during the development stage of $124,087.  See “Liquidity and Capital Resources.”

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

At December 31, 2010, we had $28 cash on hand and an accumulated deficit of $96,751.  As of September 30, 2011, we had $431 cash on hand and an accumulated deficit of $124,087 Our primary source of liquidity for the current quarter has been from loans from related parties.  This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of September 30, 2011 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $38,977. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of September 30, 2011 the accrued interest on these notes is $3,358.

Net cash used in operating activities was $18,086 during the nine months ended September 30, 2011.

Net cash provided by investing activities was $0 during the nine months ended September 30, 2011.

Net cash provided by financing activities was $18,489 during the nine months ended September 30, 2011.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $124,087 for the period from February 18, 1927 (inception) through September 30, 2011. The company had net loss of $27,336 for the nine months ended September 30, 2011 as compared to a net loss of $14,721 for the nine months ended September 30, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had total current assets of $343 and total current liabilities of $63,444, which resulted in a working capital deficit of $63,101 as of December 31, 2010.  The Company had total current assets of $549 and total current liabilities of $90,236 resulting in a working capital deficit of $89,687 as of September 30, 2011.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES

Our total revenue increased by $1,189, from $595 for the three months ended September 30, 2010 to $1,784 for the three months ended September 30, 2011.

Our coin call revenue was $595 for the three months ended September 30, 2010 and $275 for the three months ended September 30, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the three months ended September 30, 2010 and $129 for the three months ended September 30, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the three months ended September 30, 2010 and $1,380 for the three months ended September 30, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2011 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $1,540, from $83 in the three months ended September 30, 2010, to $1,623 in the three months ended September 30, 2011.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $0 in the three months ended September 30, 2010 and $1,325 in the three months ended September 30, 2011.  Commissions were $0 in the three months ended September 30, 2010 and $48 in the three months ended September 30, 2011.  Depreciation expense was $83 in the three months ended September 30, 2010 and $250 in the three months ended September 30, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $6,316, from $1,920 in the three months ended September 30, 2010 to $8,236 in the three months ended September 30, 2011.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $3,516, from $1,220 in the three months ended September 30, 2010 to $4,736 three months ended September 30, 2011. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $2,800, from $700 for the three months ended September 30, 2010 to $3,500 in the three months ended September 30, 2011 respectively.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s G&A expense in 2011, when comparing the same period in 2010. Our expenses to date are largely due to professional fees that include accounting and legal fees.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES

Our total revenue increased by $4,760, from $595 for the nine months ended September 30, 2010 to $5,355 for the nine months ended September 30, 2011.

Our coin call revenue was $595 for the nine months ended September 30, 2010 and $677 for the nine months ended September 30, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the nine months ended September 30, 2010 and $430 for the nine months ended September 30, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the nine months ended September 30, 2010 and $4,248 for the nine months ended September 30, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2011 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $5,051, from $83 in the nine months ended September 30, 2010, to $5,134 in the nine months ended September 30, 2011.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $0 in the nine months ended September 30, 2010 and $4,234 in the nine months ended September 30, 2011.  Commissions were $0 in the nine months ended September 30, 2010 and $150 in the nine months ended September 30, 2011.  Depreciation expense was $83 in the nine months ended September 30, 2010 and $750 in the nine months ended September 30, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $11,525 from $14,249 in the nine months ended September 30, 2010 to $25,774 in the nine months ended September 30, 2011.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $8,525, from $4,249 in the nine months ended September 30, 2010 to $12,774 nine months ended September 30, 2011. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $3,000, from $10,000 in the nine months ended September 30, 2010 to $13,000 in the nine months ended September 30, 2011.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s G&A expense in 2011, when comparing the same period in 2010. Our expenses to date are largely due to professional fees that include accounting and legal fees.

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

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

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

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms are active in mergers and acquisitions of companies.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with public companies, some of which may also have funds available for use by an acquisition candidate.

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

As of the year ended December 31, 2010 and quarter ended September 30, 2011, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6.  EXHBITS

Exhibit Number	Description

*3.1	Articles of Amendment to Articles of Incorporation (Profit) (incorporated by reference from Form 10 filed June 10, 2009)*

*3.2	By-laws (incorporated by reference from Form 10 filed June 10, 2009)*

*3.3	Certificate for Renewal and Revival of Charter*

*10.1	Asset Contribution Agreement, dated as of October 18, 2010, between the Company and Amanda Godin (incorporated by reference from Form 8-K filed October 19, 2010)*

31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Biolog, Inc. Form 10Q for the period ended September 30, 2011

*Previously submitted and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date:  October 19, 2011

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President; Principal Executive Officer

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish

Name: Devon Nish

Title: Director