Form 10-K
period 2011-12-31
Biolog, Inc
filed 2012-02-14
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 2, 2012 is 40,436,710 shares, all of one class, $.001 par value per share.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes (  )       No  (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes (  )    No  (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ( )

Accelerated filer  ( )

Non-accelerated filer  ( )

Smaller reporting company  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  )  No  (X) .

BIOLOG, INC.

(A DEVELOPMENT STAGE COMPANY)

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

Consequently, all of the forward-looking statements made in this Form 10K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2011, we own, operate, and manage 25 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

 (b)

Holders. As of December 31, 2011 there were approximately 933 record holders of 40,436,710 shares of the Company's common stock.

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

 (e)

  Recent Sale of Unregistered Securities.

During the year ended December 31, 2010, the following shares of common stock were purchased at $0.001 per share:

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

During the previous year ended December 31, 2011, the following shares of common stock were purchased at $0.001 per share:

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

As of December 31, 2011 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

(f) Transfer Agent.	Fidelity Stock Transfer Company
8915 South 700 East, Suite 102
Sandy, Utah 84070
Phone: 801-562-1300
Fax: 801-233-0589

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $130,956 from inception through December 31, 2011 and had a working capital deficit of $96,306 as of December 31, 2011 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $28 cash on hand, and a deficit accumulated during the development stage of $96,751.  At December 31, 2011, we had $434 cash on hand, and a deficit accumulated during the development stage of $130,956.  See “Liquidity and Capital Resources.”

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with FASB ASC 605. As of the year ended December 31, 2011, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

At December 31, 2011, we had $434 cash on hand and an accumulated deficit of $130,956.  Our primary source of liquidity for the year has been from loans from Joseph C. Passalaqua, the President and principal stockholder and Mary Passalaqua. As of December 31, 2011 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC, of which Mary Passalaqua is the President, in the amount $39,427.  These notes bear a simple interest rate of 8% per annum and are payable upon demand.

Net cash used in operating activities was $18,533 during the year ended December 31, 2011.

Net cash provided by investing activities was $0 during the year ended December 31, 2011.

Net cash provided by financing activities was $18,939 during the year ended December 31, 2011.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $130,956 for the period from inception through December 31, 2011. The company had net loss of $34,205 for the year ended December 31, 2011 as compared to a net loss of $25,710 for the year ended December 31, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

The Company had total current assets of $788 and total current liabilities of $97,094 resulting in a working capital deficit of $96,306 as of December 31, 2011.  We had total current assets of $343 and total current liabilities of $63,444, which results in working capital deficit of $63,101 as of December 31, 2010.

FOR THEYEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

REVENUES

Our total revenue increased by $4,836, from $2,173 for the year ended December 31, 2010 to $7,009 for the year ended December 31, 2011. There was no revenue in 2009.

Our coin call revenue was $827 for the year ended December 31, 2011 and $830 for the year ended December 31, 2010.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $555 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $5,627 for the year ended December 31, 2011 and $1,343 for the year ended December 31, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2011 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $4,044, from $2,703 in the year ended December 31, 2010, to $6,747 in the year ended December 31, 2011.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs.

Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to “dial-around” processing.

Depreciation expense is the quarterly depreciation of the payphone equipment, which is recorded at its cost of $5,000.  The company uses the straight line method, with a useful life of 5 years with $0 salvage value.  The payphone equipment was acquired by the company on September 1, 2010.

Telecommunication costs were $5,548 in the year ended December 31, 2011 and $2,370 in the year ended December 31, 2010.  Commissions were $199 in the year ended December 31, 2011 and $0 in the year ended December 31, 2010.  Depreciation expense was $1,000 in the year ended December 31, 2011 and $333 in the year ended December 31, 2010.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $7,685, from $23,783 in the year ended December 31, 2010 to $31,468 in the year ended December 31, 2011.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services, consisting of stock transfer fees and filing fees, increased by $7,585, from $7,383 in the year ended December 31, 2010 to $14,968 in the year ended December 31, 2011. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $100, from $16,400 in the year ended December 31, 2010 to $16,500 in the year ended December 31, 2011.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees remained at $0 for the years ended December 31, 2010 and 2011.  These are services provided by the officers, directors, and stock transfer agent on behalf of the Company.  The bulk of the increase in expense was due to the Company’s accounting fees and stock transfer fees in 2011, when comparing the same period in 2010. Our expenses to date are largely due to professional fees that include accounting and legal fees.

Common Stock

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

As of December 31, 2011, 40,436,710 shares of common stock were issued and outstanding.

As of December 31, 2011, there are 933 shareholders of our common stock.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended December 31, 2010 and December 31, 2011, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

BIOLOG INC. (A Development Stage Company) DECEMBER 31, 2011 CONTENTS
Page
Report of Independent Registered Public Accounting Firm	25

Balance Sheets
December 31, 2011 and 2010	26

Statements of Operations
For the years ended December 31, 2011 and 2010 and Cumulative since January 18, 1927 (Date of Inception) to December 31, 2011 (unaudited)	27

Statement of Stockholders' Deficit
Since January 1, 2007 to December 31, 2011	28

Statements of Cash Flows
For years ended December 31, 2011 and 2010 and Cumulative since January 18, 1927 (Date of Inception) to December 31, 2011 (unaudited)	29

Notes to Financial Statements	30-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Biolog, Inc.

(A development stage company)

Liverpool, New York

We have audited the accompanying balance sheets of Biolog, Inc. (a development stage company) (“Biolog” or the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of Biolog’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight

Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biolog, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 13, 2012

BIOLOG INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$ 434	$ 28
Accounts receivable	354	315
Total Current Assets	788	343

Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(1,333)	(333)
Net property and equipment	3,667	4,667

TOTAL ASSETS	$ 4,455	$ 5,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	43,717	35,581
Accounts payable - related parties	9,800	5,800
Convertible notes - related parties	39,427	20,488
Interest payable - related parties	4,150	1,575
Total Current Liabilities	97,094	63,444

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, par value $.001, 100,000,000 shares authorized,
40,436,710 shares issued and outstanding	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Deficit accumulated during the development stage	(130,956)	(96,751)
Total Stockholder's Deficit	(92,639)	(58,434)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 4,455	$ 5,010

The accompanying notes are an integral part of these financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			(Unaudited)
	Years Ended		February 18, 1927
	December 30,		(Date of Inception) to
	2011	2010	December 31, 2011

Revenues:
Income	$ 7,009	$ 2,173	$ 9,182
Cost of services	(6,747)	(2,703)	(9,450)
Gross Profit (Loss)	262	(530)	(268)

Operating Expenses:
Accounting and bookkeeping	16,500	16,400	43,500
Consulting	-	-	32,000
Other general and administrative expenses	14,968	7,383	49,579
Total Operating Expenses	31,468	23,783	125,079

Operating Loss	(31,206)	(24,313)	(125,347)

Other Expense:
Interest Expense	(2,575)	(1,397)	(5,185)
Loss Before Income Taxes	(33,781)	(25,710)	(130,532)

Income Tax Provision	(424)	-	(424)

Net Loss	$ (34,205)	$ (25,710)	$ (130,956)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	40,436,710	28,985,060

The accompanying notes are an integral part of these financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period February 18, 1927 (Date of Inception) to December 31, 2010
				Deficit
				Accumulated
				During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit

Common stock issued since February 18, 1927 (inception)	$ 4,929,780	$ 4,930	$ 4,930	$ -	$ -

Net loss	-	-	-	(15,170)	(15,170)

Balance as of December 31, 2007	4,929,780	4,930	(4,930)	(15,170)	(15,170)

Net loss	-	-	-	(1,317)	(1,317)

Balance as of December 31, 2008	4,929,780	4,930	(4,930)	(16,487)	(16,487)

Common stock issued for shareholder advances	5,069,250	5,070	(3,753)	-	1,317

Common stock issued for services	320,000,000	320,000	(288,000)	-	32,000

Net loss	-	-	-	(54,554)	(54,554)

Balances at December 31, 2009	329,999,030	330,000	(296,683)	(71,041)	(37,724)

Common stock issued for equipment	30,000,000	30,000	(25,000)	-	5,000

Common stock surrendered to treasury	(319,562,320)	(319,560)	319,560	-	-

Net loss	-	-	-	(25,710)	(25,710)

Balances at December 31, 2010	40,436,710	40,440	(2,123)	(96,751)	(58,434)

Net loss	-	-	-	(34,205)	(34,205)

Balances at December 31, 2011	40,436,710	$ 40,440	$ (2,123)	$ (130,956)	$ (92,639)

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			(Unaudited)
	Years Ended		February 18, 1927
	December 31,		(Date of Inception) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,205)	$(25,710)	$ (130,956)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	32,000
Depreciation	1,000	333	1,333
Changes in operating assets and liabilities:
Accounts receivable	(39)	(315)	(354)
Accounts payable	8,136	12,392	43,717
Accounts payable - related party	4,000	3,900	9,800
Interest payable	2,575	362	4,150
Net Cash Used in Operating Activities	(18,533)	(9,038)	(40,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes - related parties	18,939	9,066	39,427
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	18,939	9,066	40,744

Net increase in cash	406	28	434
Cash at beginning of period	28	-	-
Cash at end of period	$ 434	$ 28	$ 434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	424	-	424

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for equipment	-	5,000	5,000
Accounts payable converted to convertible notes	-	-	22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	-	23,834	23,834

The accompanying notes are an integral part of these financial statements.

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

 On June 29, 1994, The Company completed an acquisition of Larson # 11-28 and Zadow # 23-34, two wells in Radcliff and Mission Canyon in the state of Montana.  These wells were considered to be non-performing and were disposed.  Being unable to achieve its intended purpose, the company ceased operations and became dormant in 1995 having no assets or liabilities.

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

For the years from 2004 - 2009, the Company had not commenced any operations. In 2010, the Company being operations in the business of providing the use of outdoor payphones, and providing telecommunication services

Nature of Operations and Going Concern

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog, Inc. will continue in operation for at least one year from December 31, 2011 and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses for the period ended December 31, 2011 and since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

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

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 “Accounting for Stock-Based Compensation” (ASC 718), as amended, requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 718, “Accounting for Stock-Based Compensation” (ASC 718), as amended. No stock options were granted to employees during the years ended December 31, 2011 and December 31, 2010, and accordingly, no compensation expense was recognized for the years ended December 31, 2011 or 2010. In addition, no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

The Company recognizes revenues in accordance with FASB ASC 605 which clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2011 and December 31, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2010 and December 31, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of local service revenue. The Accounts Receivable was $315 as of December 31, 2010 and $354 as of December 31, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2011 and 2010 was $1,000 and $333, respectively.  Depreciation is computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful	December 31,
Asset	Life	2011	2010

Payphone Equipment	5 years	$5,000	$5,000
Accumulation Deprecation		(1,333)	(333)
Value of Equipment		$3,667	$4,667

Impairment of Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment necessary during the years ended December 31, 2011 and 2010.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2010 and December 31, 2011.

Recent Accounting Standards

There are no recent accounting pronouncements that would have a material impact on the Company’s financial statements.

NOTE 2 - INCOME TAXES

As of December 31, 2011 the Company had a net operating loss carry forward for income tax reporting purposes of approximately $130,956 that may be offset against future taxable income. The net operating loss will expire between 2021 and 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Deferred tax assets consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Net Operating Losses	$ 45,835	$ 28,092
Valuation Allowance	(45,835)	(28,092)
Net Deferred Tax Asset	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of December 31, 2011, Biolog owed $39,427 on principal of all Convertible Notes held to Related Parties, with interest accrued of $4,150.

On September 1, 2010, Amanda Godin, the previous President of Biolog, contributed payphone equipment to the Company, valued at $5,000 in exchange for the issuance of 3,000,000 shares of common stock with a par value of $0.001.

As of December 31, 2011, Biolog has incurred a liability to Lyboldt-Daly in the amount of $9,800. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of December 31, 2011, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of December 31, 2011, $40,283 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

In 2009-2011 Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,413. These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of December 31, 2010, Biolog owed Joseph Passalaqua $20,488 in principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable due to Cobalt Blue LLC.  As of December 31, 2011, Biolog currently owes Joseph Passalaqua $20,413 in principal on these notes, with interest accrued of $3,212.

During 2011, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $9,644. These amounts are classified as a Convertible Notes Payable.  The notes bear simple interest at 8% per annum, As of December 31, 2011 Biolog currently owes Cobalt Blue LLC $9,644 in principal these notes, with interest accrued of $544.

During 2011, Biolog incurred liabilities to Mary Passalaqua in the amount of $9,370.  These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $9,370 in principal these notes, with interest accrued of $394.

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

On November 2, 2010, 319,562,320 shares of common stock were surrendered to Biolog by the following shareholders:

- 54,000,000 shares of common stock were surrendered to the Company by Amanda Godin

- 27,000,000 shares of common stock were surrendered to the Company by Garry McHenry

- 27,000,000 shares of common stock were surrendered to the Company by Kevin Kopaunik

- 27,000,000 shares of common stock were surrendered to the Company by Devon Nish

- 184,562,320 shares of common stock were surrendered to the Company by Joseph Passalaqua

On November 2, 2010, Biolog had a resolution and amended the Articles of Incorporation to include a 10 for 1 forward stock split, with all fractional shares being dropped. The record date of the forward split was November 2, 2010, with the effect being retroactive back to inception.

As of December 31, 2011 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value  per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

On February 17, 2009 Biolog amended the Articles of Incorporation and authorized 10,000,000 shares of Preferred Stock.

As of December 31, 2011 Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report December 31, 2011 and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of December 31, 2011 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2011 on February 14, 2012 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph Passalaqua	62	President
Garry McHenry	53	Secretary
Devon Nish	72	Director

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

Joseph C. Passalaqua, age 62, was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008.  Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008.  He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010.  He became the President of Plantation Lifecare Developers, Inc. in January of 2010.  He is the sole owner of Greenwich Holdings, LLC.

Garry McHenry, age 53, was a Project Manager with Cabot Co. from June 2004 to June 2006, President of Digital Utilities, Inc. from June 2006 though March 26, 2009.  He is currently president of Digital Utilities Ventures, Inc.  Mr. McHenry is a graduate of Rochester Institute of Technology. He is currently the Secretary of Biolog Inc.

Devon Nish, age 72, has been the Director of Biolog as of February 17, 2009.  He graduated with a Bachelors of Science from Utah State University in Logan, Utah with 40 additional credits in Accounting from the University of Utah.  He has been a management auditor with the State of Utah the last 5 years. He is currently the Director of Biolog Inc.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Joseph Passalaqua, President	25,006,930	62%
106 Glenwood Dr. South
Liverpool, NY 13090

Garry McHenry, Secretary	3,000,000	8%
234 W. Foster Avenue
Palmyra, NY 14522

Devon Nish, Director	3,000,000	8%
7829 S. 2870 E.
Salt Lake City, UT 84121

All executive officers and directors as a group	31,006,930	77%

*The amount is based on 40,436,710 shares of Common Stock outstanding as of December 31, 2011.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

In the years 2009, 2010, and 2011 Biolog incurred liabilities to Joseph Passalaqua, an Officer and major shareholder of Biolog in the amount of $20,413. These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of December 31, 2010, Biolog owed Joseph Passalaqua $20,488 in principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable due to Cobalt Blue LLC.  As of December 31, 2011, Biolog currently owes Joseph Passalaqua $20,413 in principal on these notes, with interest accrued of $3,212.

During 2011, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President and wife of Joseph Passlaqua, in the amount of $9,644. These amounts are classified as a Convertible Notes Payable.  The notes bear simple interest at 8% per annum, As of December 31, 2011 Biolog currently owes Cobalt Blue LLC $9,644 in principal these notes, with interest accrued of $544.

During 2011, Biolog incurred liabilities to Mary Passalaqua, wife of Joseph Passalaqua, in the amount of $9,370.  These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $9,370 in principal these notes, with interest accrued of $394.

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

As of December 31, 2011, Biolog incurred a liability to Lyboldt-Daly in the amount of $9,800.  Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of December 31, 2011, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

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

	FISCAL 2011	FISCAL 2010
Audit Fees (1)	$12,500.00	$12,500.00
Tax Fees (2)	$0	$0
Other Fees	$0	$0

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

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV.

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

**Previously submitted and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOG, INC.

Date: February 14, 2012

By: /s/Joseph Passalaqua Name: Joseph Passalaqua Title: President

By: Garry McHenry Name: Garry McHenry Title: Secretary

By: /s/ Devon Nish Name: Devon Nish Title: Director