Form 10-Q
period 2012-03-31
Biolog, Inc
filed 2012-05-03
CIK 1462566

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Registrant’s telephone number, including area code ((315) 560-5505

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐  Yes    ☒ No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of  May 3, 2012 is 40,436,710 shares.

BIOLOG, INC.
MARCH 31, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of March 31, 2012 As of December 31, 2011	3
	(Unaudited) Statements of Operations For the three months ended March 31, 2012 and March 31, 2011 For the cumulative period from February 18, 1927 (Date of Inception) to March 31, 2012	4
	(Unaudited) Statements of Cash Flows For the three months ended March 31, 2012 and March 31, 2011 For the cumulative period from February 18, 1927 (Date of Inception) to March 31, 2012	5
	(Unaudited) Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item1A.	Risk Factors	22
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mining Safety Disclosure	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$ 304	$ 434
Accounts receivable	303	354
Total Current Assets	607	788

Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(1,583)	(1,333)
Net property and equipment	3,417	3,667

TOTAL ASSETS	$ 4,024	$ 4,455

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	45,064	43,717
Accounts payable - related parties	11,300	9,800
Convertible notes - related parties	50,757	39,427
Interest payable - related parties	5,046	4,150
Total Current Liabilities	112,167	97,094

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common Stock, par value $.001, 100,000,000 shares authorized,
40,436,710 shares issued and outstanding at
March 31, 2012 and December 31, 2011	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Deficit accumulated during the development stage	(146,460)	(130,956)
Total Stockholders’ Deficit	(108,143)	(92,639)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 4,024	$ 4,455

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		February 18, 1927
	March 31,		(Inception) to
	2012	2011	March 31, 2012

Revenues:
Income	$ 1,454	$ 1,650	$ 10,636
Cost of services	(1,618)	(1,715)	(11,068)
Gross Loss	$ (164)	$ (65)	$ (432)

Operating Expenses:
Accounting and bookkeeping	6,500	6,100	50,000
Consulting	-	-	32,000
Legal	1,955	-	1,955
Other general and administrative expenses	5,989	6,035	55,568
Total Operating Expenses	14,444	12,135	139,523

Operating Loss	(14,608)	(12,200)	(139,955)
			.
Other Expense:
Interest expense	(896)	(430)	(6,081)

Loss Before Income Taxes	(15,504)	(12,630)	(146,036)

Income Tax Provision	-	-	(424)

Net Loss	$ (15,504)	$ (12,630)	$ (146,460)

Basic and diluted net loss per common share	($0.00)	($0.00)

Weighted average common shares outstanding	40,436,710	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended		February 18, 1927
	March 31,		(Inception) to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (15,504)	$ (12,630)	$ (146,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	32,000
Depreciation	250	250	1,583
Changes in operating assets and liabilities:
Accounts receivable	51	213	(303)
Accounts payable	1,347	4,374	45,064
Accounts payable - related party	1,500	1,100	11,300
Interest payable	896	430	5,046
Net Cash Used in Operating Activities	(11,460)	(6,263)	(51,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes - related parties	11,330	6,412	50,757
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	11,330	6,412	52,074

Net increase in cash	(130)	149	304
Cash at beginning of period	434	28	-
Cash at end of period	$ 304	$ 177	$ 304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	-	-	424

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for equipment	-	-	5,000
Accounts payable converted to convertible notes	-	-	22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	-	-	23,834

The accompanying notes are an integral part of these unaudited financial statements. 5

BIOLOG, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. (“we”, “our”, “Biolog” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2011 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2011 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2012, there was no deferred revenue.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and APCC Dial Around revenue. The Accounts Receivable was $354 as of December 31, 2011 and $303 as of March 31, 2012.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2011 was $1,333 and for the quarter ended March 31, 2012 was $250. As of March 31, 2012 accumulated depreciation was $1,583.  Depreciation is computed using the straight-line method of the estimated economic useful lives of the related assets as follows:

Asset		Useful Lives
Payphone Equipment	$ 5,000	5 years
Depreciation expense for the three months ended March 31, 2012	(250)
Accumulated depreciation as of December 31, 2011	(1,333)
Net value of equipment as of March 31, 2012	$ 3,417

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of $146,460 for the period from February 18, 1927 (inception) to March 31, 2012, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 and 2012 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of March 31, 2012, Biolog currently owes $50,757 on principal of all Convertible Notes held to related parties, with interest accrued of $5,046.

As of March 31, 2012, Biolog has incurred a liability to Lyboldt-Daly in the amount of $11,300. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of March 31, 2012, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of March 31, 2012, $45,061 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

As of March 31, 2012, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC.  As of March 31, 2012, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $3,619.

As of March 31, 2012, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $17,544.  The notes bear simple interest at 8% per annum, Biolog currently owes Cobalt Blue LLC $17,544 in principal these notes, with interest accrued of $637.

As of March 31, 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800.  The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $790.

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

NOTE 5 – COMMON STOCK TRANSACTIONS

As of December 31, 2011 and March 31, 2012, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

As of December 31, 2011 and March 31, 2012, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $146,460 for the period from February 18, 1927 (inception) to March 31, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2011, we had $434 cash on hand, $354 in accounts receivable and a deficit accumulated during the development stage of $130,956. At March 31, 2012, we had $304 cash on hand, $303 in accounts receivable and a deficit accumulated during the development stage of $146,460.  See “Liquidity and Capital Resources.”

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

At December 31, 2011, we had $434 cash on hand, $354 in accounts receivable and a deficit accumulated during the development stage of $130,956. At March 31, 2012, we had $304 cash on hand, $303 in accounts receivable and a deficit accumulated during the development stage of $146,460. Our primary source of liquidity for the current quarter has been from loans from related parties.  This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of March 31, 2012 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $50,757. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of March 31, 2012 the accrued interest on these notes is $5,046.

Net cash used in operating activities was $11,460 during the three months ended March 31, 2012.

Net cash provided by investing activities was $0 during the three months ended March 31, 2012.

Net cash provided by financing activities was $11,330 during the three months ended March 31, 2012.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $146,460 for the period from February 18, 1927 (inception) through March 31, 2012. The company had net loss of $15,504 for the three months ended March 31, 2012 as compared to a net loss of $12,630 for the three months ended March 31, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2011 the Company had total current assets of $788 and total liabilities of $97,094, which resulted in a working capital deficit of $96,306. As of March 31, 2012, the Company had total current assets of $607 and total current liabilities of $112,167 resulting in a working capital deficit of $111,560.

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUES

Our total revenue decreased by $196, from $1,650 for the three months ended March 31, 2011 to $1,454 for the three months ended March 31, 2012.

Our coin call revenue was $189 for the three months ended March 31, 2011 and $0 for the three months ended March 31, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $81 for the three months ended March 31, 2011 and $74 for the three months ended March 31, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,380 for the three months ended March 31, 2011 and $1,380 for the three months ended March 31, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2012 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $97, from $1,715 in the three months ended March 31, 2011, to $1,618 in the three months ended March 31, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $1,412 in the three months ended March 31, 2011 and $1,320 in the three months ended March 31, 2012.  Commission costs were $53 in the three months ended March 31, 2011 and $48 in the three months ended March 31, 2012.  Depreciation expense was $250 in the three months ended March 31, 2011 and in the three months ended March 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,309, from $12,135 in the three months ended March 31, 2011 to $14,444 in the three months ended March 31, 2012.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $46, from $6,035 in the three months ended March 31, 2011 to $5,989 in the three months ended March 31, 2012. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $2,355, from $6,100 for the three months ended March 31, 2011 to $8,455 in the three months ended March 31, 2012 respectively.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s professional expenses in 2012, when comparing the same period in 2011. Our expenses to date are largely due to professional fees that include accounting and legal fees.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report March 31, 2012 and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter as of March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2011 on February 14, 2012, with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

As of the year ended December 31, 2011 and the quarter ended March 31, 2012, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

As of  the year ended December 31, 2011 and the quarter ended March 31, 2012,  Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. MINING SAFETY DISCLOSURE

Not Applicable.

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

BIOLOG, INC.

Date: May 3, 2012

By: /s/Joseph Passalaqua Name: Joseph Passalaqua Title: President; Principal Executive Officer

By: Garry McHenry Name: Garry McHenry Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish Name: Devon Nish Title: Director