Form 10-Q
period 2012-06-30
Biolog, Inc
filed 2012-07-30
CIK 1462566

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of July 30, 2012 is 40,436,710 shares.

BIOLOG, INC.
JUNE 30, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of June 30, 2012 As of December 31, 2011	3

(Unaudited) Statements of Operations

 For the three months ended June 30, 2012 and June 30, 2011

 For the six months ended June 30, 2012 and June 30, 2011

 For the cumulative period from February 18, 1927 (Date of Inception)  to June 30, 2012

		4-5
	(Unaudited) Statements of Cash Flows For the six months ended June 30, 2012 and June 30, 2011 For the cumulative period from February 18, 1927 (Date of Inception) to June 30, 2012	6-7
	(Unaudited) Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item1A.	Risk Factors	25
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mining Safety Disclosure	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

	SIGNATURES	34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$ 68	$ 434
Accounts receivable	1,016	354
Total Current Assets	1,084	788
Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(1,833)	(1,333)
Net property and equipment	3,167	3,667

TOTAL ASSETS	$ 4,251	$ 4,455

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	50,874	43,717
Accounts payable - related parties	12,300	9,800
Convertible notes - related parties	51,047	39,427
Interest payable - related parties	6,059	4,150
Total Current Liabilities	120,280	97,094

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common Stock, par value $.001, 100,000,000 shares authorized, 40,436,710 shares issued and outstanding at June 30, 2012 and December 31, 2011	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Deficit accumulated during the development stage	(154,346)	(130,956)
Total Stockholders' Deficit	(116,029)	(92,639)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,251	$ 4,455

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		February 18, 1927
	June 30,		June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012

Revenues:	$ 1,622	$ 1,921	$ 3,076	$ 3,571	$ 12,258
Income	(1,617)	(1,795)	(3,235)	(3,510)	(12,685)
Cost of services	5	126	(159)	61	(427)
Gross Loss

Operating Expenses:
Accounting and bookkeeping	3,500	3,400	10,000	9,500	53,500
Consulting	-	-	-	-	32,000
Legal	-	-	1,955	-	1,955
Other general and administrative expenses	3,377	2,003	9,367	8,038	58,946
Total Operating Expenses	6,877	5,403	21,322	17,538	146,401

Operating Loss	(6,872)	(5,277)	(21,481)	(17,477)	(146,828)

Other Expense:
Interest expense	(1,014)	(645)	(1,909)	(1,075)	(7,094)

Loss Before Income Taxes	(7,886)	(5,922)	(23,390)	(18,552)	(153,922)

Income Tax Provision	-	-	-	-	(424)

Net Loss	$ (7,886)	$ (5,922)	$ (23,390)	$ (18,552)	$ (154,346)

Basic and diluted net loss per common share	($0.00)	($0.00)	($0.00)	($0.00)
			.
Weighted average common shares outstanding	40,436,710	40,436,710	40,436,710	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended		February 18, 1927
	June 30,		(Inception) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (23,390)	$ (18,552)	$ (154,346)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services		-	32,000
Depreciation	500	500	1,833
Changes in operating assets and liabilities:
Accounts receivable	(662)	106	(1,016)
Accounts payable	7,157	629	50,874
Accounts payable - related party	2,500	2,000	12,300
Interest payable	1,909	1,075	6,059
Net Cash Used in Operating Activities	(11,986)	(14,242)	(52,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes - related parties	11,620	14,569	51,047
Proceeds from shareholder advances	-	-	1,317
Net Cash Provided by Financing Activities	11,620	14,569	52,364

Net increase in cash	(366)	327	68
Cash at beginning of period	434	28	-
Cash at end of period	$ 68	$ 355	$ 68

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	-	-	424

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for shareholder advances	$ -	$ -	$ 1,317
Common stock issued for equipment	-	-	5,000
Accounts payable converted to convertible notes	-	-	22,800
Convertible notes and accrued interest cancelled, converted to accounts payable	-	-	23,834

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2012, there was no deferred revenue.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and APCC Dial Around revenue. The Accounts Receivable was $354 as of December 31, 2011 and $1,016 as of June 30, 2012.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2011 was $1,333 and for the quarter ended June 30, 2012 was $250. As of June 30, 2012 accumulated depreciation was $1,833.  Depreciation is computed using the straight-line method of the estimated economic useful lives of the related assets as follows:

Asset		Useful Lives
Payphone Equipment	$ 5,000	5 years
Depreciation expense for the six months ended June 30, 2012	(500)
Accumulated depreciation as of December 31, 2011	(1,333)
Net value of equipment as of June 30, 2012	$ 3,167

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern.  Biolog has incurred net losses of $154,346 for the period from February 18, 1927 (inception) to June 30, 2012, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 and 2012 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder.  The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of June 30, 2012, Biolog currently owes $51,047 on principal of all Convertible Notes held to related parties, with interest accrued of $6,059.

As of June 30, 2012, Biolog has incurred a liability to Lyboldt-Daly in the amount of $12,300. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc.

As of June 30, 2012, all activities of Biolog have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In previous years prior to and including 2008, Biolog incurred a liability to Fidelity Stock Transfer in the amount of $15,170. In 2009, this amount was reclassified as a Convertible Note Payable. The note was bearing interest at 18% per annum in the form of monthly fees billed by Fidelity Stock Transfer Company. In 2009, the fees for additional services from Fidelity totaling $7,630 were added to the principal balance of the convertible note. On January 1, 2010, Biolog cancelled the principal of the Convertible note, $22,800 and the accrued interest on the Convertible note, $1,034 and $23,834 was reclassified as an account payable.  As of June 30, 2012, $47,119 is currently owed to Fidelity Stock Transfer Company as a current liability in accounts payable.

During 2009 and 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011 $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC. As of June 30, 2012, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $4,026.

As of June 30, 2012, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $17,834.  The notes bear simple interest at 8% per annum, Biolog currently owes Cobalt Blue LLC $17,834 in principal these notes, with interest accrued of $1,141.

As of June 30, 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800.  The notes bear simple interest at 8% per annum. Biolog currently owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $892.

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

NOTE 5 – COMMON STOCK TRANSACTIONS

As of December 31, 2011 and June 30, 2012, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK TRANSACTIONS

As of December 31, 2011 and June 30, 2012, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $154,346 for the period from February 18, 1927 (inception) to June 30, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2011, we had $434 cash on hand, $354 in accounts receivable and a deficit accumulated during the development stage of $130,956. At June 30, 2012, we had $68 cash on hand, $1,016 in accounts receivable and a deficit accumulated during the development stage of $154,346.  See “Liquidity and Capital Resources.”

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

At December 31, 2011, we had $434 cash on hand, $354 in accounts receivable and a deficit accumulated during the development stage of $130,956. At June 30, 2012, we had $68 cash on hand, $1,016 in accounts receivable and a deficit accumulated during the development stage of $154,346. Our primary source of liquidity for the current quarter has been from loans from related parties.  This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of June 30, 2012 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $51,047. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of June 30, 2012 the accrued interest on these notes is $6,059.

Net cash used in operating activities was $11,986 during the six months ended June 30, 2012.

Net cash provided by investing activities was $0 during the six months ended June 30, 2012.

Net cash provided by financing activities was $11,620 during the six months ended June 30, 2012.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $154,346 for the period from February 18, 1927 (inception) through June 30, 2012. The company had net loss of $23,390 for the six months ended June 30, 2012 as compared to a net loss of $18,552 for the six months ended June 30, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2011 the Company had total current assets of $788 and total liabilities of $97,094, which resulted in a working capital deficit of $96,306. As of June 30, 2012, the Company had total current assets of $1,084 and total current liabilities of $120,280 resulting in a working capital deficit of $119,196.

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

REVENUES

Our total revenue decreased by $299, from $1,921 for the three months ended June 30, 2011 to $1,622 for the three months ended June 30, 2012.

Our coin call revenue was $213 for the three months ended June 30, 2011 and $175 for the three months ended June 30, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $220 for the three months ended June 30, 2011 and $67 for the three months ended June 30, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,488 for the three months ended June 30, 2011 and $1,380 for the three months ended June 30, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2012 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $178, from $1,795 in the three months ended June 30, 2011, to $1,617 in the three months ended June 30, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $1,497 in the three months ended June 30, 2011 and $1,319 in the three months ended June 30, 2012.  Commission costs were $48 in the three months ended June 30, 2011 and  in the three months ended June 30, 2012.  Depreciation expense was $250 in the three months ended June 30, 2011 and in the three months ended June 30, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $1,474, from $5,403 in the three months ended June 30, 2011 to $6,877 in the three months ended June 30, 2012.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $1,374, from $2,003 in the three months ended June 30, 2011 to $3,377 in the three months ended June 30, 2012. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $100, from $3,400 for the three months ended June 30, 2011 to $3,500 in the three months ended June 30, 2012.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s G&A expenses in 2012, when comparing the same period in 2011. Our expenses to date are largely due to professional fees that include accounting and legal fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

REVENUES

Our total revenue decreased by $495, from $3,571 for the six months ended June 30, 2011 to $3,076 for the six months ended June 30, 2012.

Our coin call revenue was $403 for the six months ended June 30, 2011 and $175 for the six months ended June 30, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $300 for the six months ended June 30, 2011 and $141 for the six months ended June 30, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $2,868 for the six months ended June 30, 2011 and $2,760 for the six months ended June 30, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2012 six customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $275, from $3,510 in the six months ended June 30, 2011, to $3,235 in the six months ended June 30, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $2,908 in the six months ended June 30, 2011 and $2,638 in the six months ended June 30, 2012.  Commission costs were $102 in the six months ended June 30, 2011 and $97 in the six months ended June 30, 2012.  Depreciation expense was $500 in the six months ended June 30, 2011 and in the six months ended June 30, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,784, from $17,538 in the six months ended June 30, 2011 to $21,322 in the six months ended June 30, 2012.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $1,329, from $9,367 in the six months ended June 30, 2011 to $8,038 in the six months ended June 30, 2012. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $2,455, from $9,500 for the six months ended June 30, 2011 to $11,955 in the six months ended June 30, 2012.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s professional expenses in 2012, when comparing the same period in 2011. Our expenses to date are largely due to professional fees that include accounting and legal fees.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report June 30, 2012 and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our second quarter as of June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the year ended December 31, 2011 and the quarter ended June 30, 2012, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

As of  the year ended December 31, 2011 and the quarter ended June 30, 2012,  Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

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

Date:  July 30, 2012

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President; Principal Executive Officer

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish

Name: Devon Nish

Title: Director