Form 10-Q
period 2013-03-31
Biolog, Inc
filed 2014-07-09
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

1

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

(X )Yes    ( ) No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of the date of this report and July 9, 2014, is 40,436,740 shares.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$ 252	$ 150
Accounts receivable	336	705
Total Current Assets	588	855

Property and equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(2,583)	(2,333)
Net property and equipment	2,417	2,667

TOTAL ASSETS	$ 3,005	$ 3,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	$ 62,520	$ 54,220
Accounts payable to related parties	16,600	14,300
Convertible notes to related parties	59,250	59,250
Interest payable to related parties	9,533	8,365
Total Current Liabilities	147,903	136,135

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common Stock, par value $.001, 100,000,000 shares authorized, 40,436,710
shares issued and outstanding at March 31, 2013 and December 31, 2012	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Accumulated deficit	(183,215)	(170,930)
Total Stockholder's Deficit	(144,898)	(132,613)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 3,005	$ 3,522

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF OPERATIONS
Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Income	$ 1,864	$ 1,454
Cost of services	(2,261)	(1,618)
Gross Loss	(397)	(164)

Operating Expenses:
Accounting and bookkeeping	6,300	6,500
Legal	-	1,955
Other general and administrative expenses	4,420	5,989
Total Operating Expenses	10,720	14,444

Operating Loss	(11,117)	(14,608)

Other Expense:
Interest expense	(1,168)	(896)
Loss Before Income Taxes	(12,285)	(15,504)

Income Tax Provision	-	-

Net Loss	$ (12,285)	$ (15,504)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	40,436,710	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (12,285)	$ (15,504)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	250	250
Changes in operating assets and liabilities:
Accounts receivable	369	51
Accounts payable and accrued expense	8,300	1,347
Accounts payable to related parties	2,300	1,500
Interest payable to related parties	1,168	896
Net Cash Provided by (Used in) Operating Activities	102	(11,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related parties	-	11,330
Net Cash Provided by Financing Activities	-	11,330

Net increase (decrease) in cash	102	(130)
Cash at beginning of period	150	434
Cash at end of period	$ 252	$ 304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. (“we”, “our”, “Biolog” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2012 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2012 financial statements have been omitted.

Recent Accounting Pronouncements

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern. Biolog has a working capital deficit of $147,315 as of March 31, 2013, has incurred net losses of $183,215 for the period from February 18, 1927 (inception) to March 31, 2013, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 and 2012 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder. The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of March 31, 2013, Biolog currently owes $59,250 on principal of all Convertible Notes held to related parties, with interest accrued of $9,533.

As of March 31, 2013, Biolog has incurred a liability to Lyboldt-Daly in the amount of $16,600. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of March 31, 2013, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2009 and 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011, $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC. As of March 31, 2013, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $5,258.

As of March 31, 2013, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $26,037. The notes bear simple interest at 8% per annum, As of March 31, 2013, Biolog owes Cobalt Blue LLC $26,037 in principal these notes, with interest accrued of $2,628.

As of March 31, 2013, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. The notes bear simple interest at 8% per annum. As of March 31, 2013, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $1,664.

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

NOTE 5 – COMMON STOCK

As of December 31, 2012 and March 31, 2013, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK

As of December 31, 2012 and March 31, 2013, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, December 31, 2012, we own, operate, and manage 25 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $183,215 for the period from February 18, 1927 (inception) to March 31, 2013, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2012, we had $150 cash on hand, $705 in accounts receivable and an accumulated deficit of $170,930. At March 31, 2013, we had $250 cash on hand, $369 in accounts receivable and an accumulated deficit of $183,215. See “Liquidity and Capital Resources.”

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

At December 31, 2012, we had $150 cash on hand, $705 in accounts receivable and an accumulated deficit of $170,930. At March 31, 2013, we had $250 cash on hand, $369 in accounts receivable and an accumulated deficit of $183,215. Our primary source of liquidity for the current quarter has been from loans from related parties. This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of March 31, 2013 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $59,250. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of March 31, 2013 the accrued interest on these notes is $9,533.

Net cash provided by operating activities was $102 during the three months ended March 31, 2013.

Net cash provided by investing activities was $0 during the three months ended March 31, 2013.

Net cash provided by financing activities was $0 during the three months ended March 31, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $183,215 for the period from February 18, 1927 (inception) through March 31, 2013. The company had net loss of $12,285 for the three months ended March 31, 2013 as compared to a net loss of $15,504 for the three months ended March 31, 2012.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2012 the Company had total current assets of $855 and total liabilities of $136,135, which resulted in a working capital deficit of $135,280. As of March 31, 2013, the Company had total current assets of $588 and total current liabilities of $147,903 resulting in a working capital deficit of $147,315.

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2012

REVENUES

Our total revenue increased by $410, from $1,454 for the three months ended March 31, 2012 to $1,864 for the three months ended March 31, 2013.

Our coin call revenue was $0 for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2013.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $74 for the three months ended March 31, 2012 and $79 for the three months ended March 31, 2013. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,380 for the three months ended March 31, 2012 and $1,785 for the three months ended March 31, 2013. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2013 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Saputo Dairy Foods USA, LLC

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meridale, New York

COST OF SALES

Our overall cost of services increased by $643, from $1,618 in the three months ended March 31, 2012, to $2,261 in the three months ended March 31, 2013. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $1,320 in the three months ended March 31, 2012 and $1,960 in the three months ended March 31, 2013.  Commission costs were $48 in the three months ended March 31, 2012 and $51 in the three months ended March 31, 2013.  Depreciation expense was $250 in the three months ended March 31, 2012 and in the three months ended March 31, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $3,742, from $14,444 in the three months ended March 31, 2012 to $10,720 in the three months ended March 31, 2013. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $1,569, from $5,989 in the three months ended March 31, 2012 to $4,420 in the three months ended March 31, 2013. Professional fees, made up of accounting, bookkeeping, and legal fees decreased by $2,155, from $8,455 for the three months ended March 31, 2012 to $6,300 in the three months ended March 31, 2013. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the decrease in expense was due to the Company’s legal expenses in 2012, when comparing the same period in 2013. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective.

On March 31, 2013 our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period covered by this report, and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter as of March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the year ended December 31, 2012 and the quarter ended March 31, 2013, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

As of the year ended December 31, 2012 and the quarter ended March 31, 2013, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. MINING SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended March 31, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

