Form 10-Q
period 2013-06-30
Biolog, Inc
filed 2014-07-09
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

BIOLOG, INC.
JUNE 30, 2013

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of June 30, 2013 As of December 31, 2012	4
	(Unaudited) Statements of Operations For the three months ended June 30, 2013 and June 30, 2012 For the six months ended June 30, 2013 and June 30, 2012	5
	(Unaudited) Statements of Cash Flows For the six months ended June 30, 2013 and June 30, 2012	6
	(Unaudited) Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item1A.	Risk Factors	22
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mining Safety Disclosure	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

	SIGNATURES	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG INC.
BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$ 80	$ 150
Accounts receivable	431	705
Total Current Assets	511	855

Property and equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(2,833)	(2,333)
Net property and equipment	2,167	2,667

TOTAL ASSETS	$ 2,678	$ 3,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	$ 65,326	$ 54,220
Accounts payable to related parties	17,400	14,300
Convertible notes to related parties	59,250	59,250
Interest payable to related parties	10,715	8,365
Total Current Liabilities	152,691	136,135

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common Stock, par value $.001, 100,000,000 shares authorized, 40,436,710
shares issued and outstanding at June 30, 2013 and December 31, 2012	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Accumulated deficit	(188,330)	(170,930)
Total Stockholder's Deficit	(150,013)	(132,613)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 2,678	$ 3,522

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Income	$ 1,985	$ 1,621	$ 3,849	$ 3,075
Cost of services	(2,257)	(1,617)	(4,518)	(3,235)
Gross (Loss) Profit	(272)	4	(669)	(159)

Operating Expenses:
Accounting and bookkeeping	2,300	3,500	8,600	10,000
Legal	-	-	-	1,955
Other general and administrative expenses	1,360	3,378	5,780	9,367
Total Operating Expenses	3,660	6,878	14,380	21,322

Operating Loss	(3,932)	(6,874)	(15,049)	(21,481)

Other Expense:
Interest expense	(1,183)	(1,013)	(2,351)	(1,909)
Loss Before Income Taxes	(5,115)	(7,887)	(17,400)	(23,391)

Income Tax Provision	-	-	-	-

Net Loss	$ (5,115)	$ (7,887)	$ (17,400)	$ (23,391)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	40,436,710	40,436,710	40,436,710	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (17,400)	$ (23,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Accounts receivable	274	(662)
Accounts payable and accrued expense	11,106	19,457
Accounts payable to related parties	3,100	(9,800)
Interest payable to related parties	2,350	1,910
Net Cash Used in Operating Activities	(70)	(11,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related parties	-	11,620
Net Cash Provided by Financing Activities	-	11,620

Net decrease in cash	(70)	(366)
Cash at beginning of period	150	434
Cash at end of period	$ 80	$ 68

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	-

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern. Biolog has a working capital deficit of $152,180 as of June 30, 2013, has incurred net losses of $188,330 for the period from February 18, 1927 (inception) to June 30, 2013, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 and 2012 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder. The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of June 30, 2013, Biolog owes $59,250 on principal of all Convertible Notes held to related parties, with interest accrued of $10,715.

As of June 30, 2013, Biolog has incurred a liability to Lyboldt-Daly in the amount of $17,400. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of June 30, 2013, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2009 and 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011, $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC. As of June 30, 2013, Biolog currently owes Joseph Passalaqua $20,413 in principal these notes, with interest accrued of $5,647.

As of June 30, 2013, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. The notes bear simple interest at 8% per annum. As of June 30, 2013, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $1,920.

As of June 30, 2013, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $26,037. The notes bear simple interest at 8% per annum. As of June 30, 2013, Biolog owes Cobalt Blue LLC $26,037 in principal these notes, with interest accrued of $3,148.

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

NOTE 5 – COMMON STOCK

As of December 31, 2012 and June 30, 2013, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK

As of December 31, 2012 and June 30, 2013, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $163,265 for the period from February 18, 1927 (inception) to June 30, 2013, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2012, we had $150 cash on hand, $705 in accounts receivable and an accumulated deficit of $170,930. At June 30, 2013, we had $80 cash on hand, $431 in accounts receivable and an accumulated deficit of $188,330. See “Liquidity and Capital Resources.”

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

At December 31, 2012, we had $150 cash on hand, $705 in accounts receivable and an accumulated deficit of $170,930. At June 30, 2013, we had $80 cash on hand, $431 in accounts receivable and an accumulated deficit of $188,330. Our primary source of liquidity for the current quarter has been from loans from related parties. This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of June 30, 2013 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $59,250. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of June 30, 2013 the accrued interest on these notes is $10,715.

Net cash used in operating activities was $70 during the six months ended June 30, 2013.

Net cash provided by investing activities was $0 during the six months ended June 30, 2013.

Net cash provided by financing activities was $0 during the six months ended June 30, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $188,330 for the period from February 18, 1927 (inception) through June 30, 2013. The company had net loss of $17,400 for the six months ended June 30, 2013 as compared to a net loss of $23,390 for the six months ended June 30, 2012.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2012 the Company had total current assets of $855 and total liabilities of $136,135, which resulted in a working capital deficit of $132,613. As of June 30, 2013, the Company had total current assets of $511 and total current liabilities of $152,691 resulting in a working capital deficit of $150,013.

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

REVENUES

Our total revenue increased by $363, from $1,622 for the three months ended June 30, 2012 to $1,985 for the three months ended June 30, 2013.

Our coin call revenue was $175 for the three months ended June 30, 2012 and $129 for the three months ended June 30, 2013.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $67 for the three months ended June 30, 2012 and $70 for the three months ended June 30, 2013. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,380 for the three months ended June 30, 2012 and $1,786 for the three months ended June 30, 2013. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2013 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $640, from $1,617 in the three months ended June 30, 2012, to $2,257 in the three months ended June 30, 2013. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $1,318 in the three months ended June 30, 2012 and $1,956 in the three months ended June 30, 2013.  Commission costs were $49 in the three months ended June 30, 2012 and $51 in the three months ended June 30, 2013.  Depreciation expense was $250 in the three months ended June 30, 2012 and in the three months ended June 30, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $3,217, from $6,877 in the three months ended June 30, 2012 to $3,660 in the three months ended June 30, 2013. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $2,017, from $3,377 in the three months ended June 30, 2012 to $1,360 in the three months ended June 30, 2013. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $1,200, from $3,500 for the three months ended June 30, 2012 to $2,300 in the three months ended June 30, 2013. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the decrease in expense was due to the Company’s G&A expenses in 2012, when comparing the same period in 2013. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED MARCH 30, 2012

REVENUES

Our total revenue increased by $773, from $3,076 for the six months ended June 30, 2012 to $3,849 for the six months ended June 30, 2013.

Our coin call revenue was $175 for the six months ended June 30, 2012 and $129 for the six months ended June 30, 2013.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $141 for the six months ended June 30, 2012 and $149 for the six months ended June 30, 2013. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $2,760 for the six months ended June 30, 2012 and $3,571 for the six months ended June 30, 2013. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2013 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services increased by $1,282, from $3,235 in the six months ended June 30, 2012, to $4,517 in the six months ended June 30, 2013. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $2,638 in the six months ended June 30, 2012 and $3,915 in the six months ended June 30, 2013.  Commission costs were $97 in the six months ended June 30, 2012 and $102 in the six months ended June 30, 2013.  Depreciation expense was $500 in the six months ended June 30, 2012 and in the six months ended June 30, 2013.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $6,941, from $21,322 in the six months ended June 30, 2012 to $14,381 in the six months ended June 30, 2013. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $3,586, from $9,367 in the six months ended June 30, 2012 to $5,781 in the six months ended June 30, 2013. Professional fees, made up of accounting, bookkeeping, and legal fees increased by $3,355, from $11,955 for the six months ended June 30, 2012 to $8,600 in the six months ended June 30, 2013. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the decrease in expense was due to the Company’s G&A expenses in 2012, when comparing the same period in 2013. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

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

On June 30, 2013 our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period covered by this report, and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our second quarter as of June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of June 30, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the year ended December 31, 2012 and the six months ended June 30, 2013, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

As of the year ended December 31, 2012 and the six months ended June 30, 2013, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. MINING SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended June 30, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

