Form 10-K
period 2013-12-31
Biolog, Inc
filed 2014-07-09
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
FOR THE YEAR ENDED DECEMBER 31, 2013

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

As used in this Form 10K, unless the context requires otherwise, "we" or "us" means Biolog, Inc.

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

ITEM 1. - BUSINESS

DESCRIPTION OF BUSINESS

We were originally named “National Treasure Mines Company” or “NTM”, incorporated on February 18, 1927 under the laws of the State of Utah. Our original purpose was to engage in, carry on, and conduct a general mining business in the State of Utah.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2013, we own, operate, and manage 28 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC- 0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

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

We do not own any patents or trademarks. Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks. Such companies are known to frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. We might not be able to withstand any third-party claims or rights against their use.

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

 (b) Holders. As of December 31, 2013 there were approximately 933 record holders of 40,436,710 shares of the Company's common stock.

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

 (e) Recent Sale of Unregistered Securities.

As of December 31, 2013 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

(f) Transfer Agent.	Fidelity Stock Transfer Company
8915 South 700 East, Suite 102
Sandy, Utah 84070
Phone: 801-562-1300
Fax: 801-233-0589

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $202,342 from inception through December 31, 2013 and had a working capital deficit of $165,692 as of December 31, 2013 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2012, we had $150 cash on hand, and an accumulated deficit of $170,930. At December 31, 2013, we had $109 cash on hand, and an accumulated deficit of $202,342. See “Liquidity and Capital Resources.”

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with FASB ASC 605. As of the year ended December 31, 2013, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

At December 31, 2012, we had $150 cash on hand, $705 in accounts receivable and an accumulated deficit of $170,930. At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. Our primary source of liquidity for the current quarter has been from loans from related parties. This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of December 31, 2013 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $59,250. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of December 31, 2013 the accrued interest on these notes is $13,105.

Net cash used in operating activities was $41 and $20,107 during the years ended December 31, 2013 and 2012, respectively.

Net cash provided by investing activities was $0 during the years ended December 31, 2013 and 2012.

Net cash provided by financing activities was $0 and $19,823 during the years ended December 31, 2013 and 2012, respectively.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $202,342 for the period from inception through December 31, 2013. The company had net loss of $31,412 for the year ended December 31, 2013 as compared to a net loss of $39,974 for the year ended December 31, 2012.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

The Company had total current assets of $855 and total current liabilities of $136,135 resulting in a working capital deficit of $135,280 as of December 31, 2012. We had total current assets of $556 and total current liabilities of $166,248, which results in working capital deficit of $165,692 as of December 31, 2013.

FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

REVENUES

Our total revenue increased by $606, from $7,092 for the year ended December 31, 2012 to $7,698 for the year ended December 31, 2013.

Our coin call revenue was $541 for the year ended December 31, 2012 and $342 for the year ended December 31, 2013.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $356 for the year ended December 31, 2012 and $215 for the year ended December 31, 2013. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $6,195 for the year ended December 31, 2012 and $7,141 for the year ended December 31, 2013. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2013 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Saputo Dairy Foods USA, LLC

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meridale, New York

COST OF SALES

Our overall cost of services increased by $1,606, from $7,532 in the year ended December 31, 2012, to $9,318 in the year ended December 31, 2013. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $6,336 in the year ended December 31, 2012 and $8,005 in the year ended December 31, 2013.  Commissions were $196 in the year ended December 31, 2012 and $133 in the ear ended December 31, 2013.  Depreciation expense was $1,000 in the years ended December 31, 2012 and the year ended December 31, 2013, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $9,786, from $35,018 in the year ended December 31, 2012 to $25,232 in the year ended December 31, 2013. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services, consisting of stock transfer fees and filing fees, decreased by $5,231, from $15,063 in the year ended December 31, 2012 to $9,832 in the year ended December 31, 2013. Professional fees, made up of accounting, bookkeeping, and legal fees decreased by $4,555, from $19,955 in the year ended December 31, 2012 to $15,400 in the year ended December 31, 2013. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees remained at $0 for the years ended December 31, 2012 and 2013. These are services provided by the officers, directors, and stock transfer agent on behalf of the Company.  The bulk of the decrease in expense was due to the Company’s accounting fees and legal fees in 2013, when comparing the same period in 2012. Our expenses to date are largely due to professional fees that include accounting and legal fees.

Common Stock

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock").

As of December 31, 2013, 40,436,710 shares of common stock were issued and outstanding.

As of December 31, 2013, there are 933 shareholders of our common stock.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2013 and December 31, 2012, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

BIOLOG INC. DECEMBER 31, 2012 CONTENTS
Page
Report of Independent Registered Public Accounting Firm	21

Balance Sheets
December 31, 2013 and 2012	22

Statements of Operations
For the years ended December 31, 2013 and 2012	23

Statement of Stockholders' Deficit
For years ended December 31, 2013 and 2012	24

Statements of Cash Flows
For years ended December 31, 2013 and 2012	25

Notes to Financial Statements	26-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Biolog, Inc.
Liverpool, New York

We have audited the accompanying balance sheets of Biolog, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biolog, Inc. as of December 31, 2013 and December 31, 2012 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 8, 2014

BIOLOG, INC. BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$109	$150
Accounts receivable	447	705
Total Current Assets	556	855

Property and equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(3,333)	(2,333)
Net property and equipment	1,667	2,667

TOTAL ASSETS	$2,223	$3,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	$74,193	$54,220
Accounts payable to related parties	19,700	14,300
Convertible notes to related parties	59,250	59,250
Interest payable to related parties	13,105	8,365
Total Current Liabilities	166,248	136,135

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at December 31, 2013 and 2012	—	—
Common Stock, par value $.001, 100,000,000 shares authorized,
40,436,710 shares issued and outstanding at December 31, 2013 and 2012	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Accumulated deficit	(202,342)	(170,930)
Total Stockholder's Deficit	(164,025)	(132,613)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,223	$3,522

The accompanying notes are an integral part of these financial statements.

BIOLOG, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013	2012
Revenues:
Income	$7,698	$7,092
Cost of services	(9,138)	(7,532)
Gross Loss	(1,440)	(440)

Operating Expenses:
Accounting and bookkeeping	15,400	18,000
Legal	—	1,955
Other general and administrative expenses	9,832	15,063
Total Operating Expenses	25,232	35,018

Operating Loss	(26,672)	(35,458)

Other Expense:
Interest expense	(4,740)	(4,215)
Loss Before Income Taxes	(31,412)	(39,673)

Income Tax Provision	—	(301)

Net Loss	$(31,412)	$(39,974)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	40,436,710	40,436,710

The accompanying notes are an integral part of these financial statements.

BIOLOG, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balances at December 31, 2011	40,436,710	$ 40,440	$ (2,123)	$ (130,956)	$ (92,639)

Net loss	-	-	-	(39,974)	(39,974)

Balances at December 31, 2012	40,436,710	40,440	(2,123)	(170,930)	(132,613)

Net loss	-	-	-	(31,412)	(31,412)

Balances at December 31, 2013	40,436,710	$ 40,440	$ (2,123)	$ (202,342)	$ (164,025)

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,412)	$(39,974)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	258	(351)
Accounts payable and accrued expense	19,973	10,503
Accounts payable to related parties	5,400	4,500
Interest payable to related parties	4,740	4,215
Net Cash Used in Operating Activities	(41)	(20,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related parties	—	19,823
Net Cash Provided by Financing Activities	—	19,823

Net decrease in cash	(41)	(284)
Cash at beginning of period	150	434
Cash at end of period	$109	$150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	301

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog, Inc. will continue in operation for at least one year from December 31, 2013 and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses for the period ended December 31, 2013 and since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 “Accounting for Stock-Based Compensation” (ASC 718), as amended, requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2012 and December 31, 2013, and accordingly, no compensation expense was recognized for the years ended December 31, 2012 or 2013. In addition, no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

The Company recognizes revenues in accordance with FASB ASC 605 which clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2012 and December 31, 2013, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2012 and 2013, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of local service revenue. The Accounts Receivable was $705 as of December 31, 2012 and $447 as of December 31, 2013.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2012 and 2013 was $1,000, respectively. Depreciation is computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful	December 31,
Asset	Life	2013	2012

Payphone Equipment	5 years	$5,000	$5,000
Accumulation Deprecation		(3,333)	(2,333)
Net Value of Equipment		$1,667	$2,667

Impairment of Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment necessary during the years ended December 31, 2012 and 2013

Financial Instruments

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

Use of Estimates

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

NOTE 2 - INCOME TAXES

As of December 31, 2013 the Company had a net operating loss carry forward for income tax reporting purposes of approximately $202,342 that may be offset against future taxable income. The net operating loss will expire between 2021 and 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Deferred tax assets consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Net Operating Losses	$70,820	$59,826
Valuation Allowance	(70,820)	(59,826)
Net Deferred Tax Asset	$—	$—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2010 and 2011, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 and 2012 Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder. The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of December 31, 2013 and 2012, Biolog owes $59,250 on principal of all Convertible Notes held to related parties, with interest accrued of $13,105 and $8,365, respectively.

As of December 31, 2013 and 2012, Biolog has incurred a liability to Lyboldt-Daly in the amount of $19,700 and $14,300, respectively. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of December 31, 2013 and 2012, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2009 and 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011, $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC. As of December 31, 2013 and 2012, Biolog owes Joseph Passalaqua convertible note of $20,413 in principal on these notes. The notes bear simple interest at 8% per annum, with interest accrued of $6,483 and $4,850 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $26,037. The notes bear simple interest at 8% per annum. As of December 31, 2013, Biolog owes Cobalt Blue LLC $26,037 in principal these notes, with interest accrued of $4,190 and $2,107, respectively.

As of December 31, 2013, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. The notes bear simple interest at 8% per annum. As of December 31, 2013 and 2012, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $2,432 and $1,408, respectively.

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

NOTE 5 – COMMON STOCK

As of December 31, 2013 and 2012, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK

As of December 31, 2013 and 2012, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In 2014, Joseph Passalaqua loaned the company an additional $400 and Cobalt Blue LLC loaned the company an additional $5,000. These amounts are held in Convertible Notes Payable to the related parties and bear simple interest at 8% per annum.

On April 1, 2014, the Board of Directors issued 30 shares of common stock to Cede & Co. to adjust the number of shares issued and outstanding to a corrected amount. The adjustment was due to an error in the rounding of fractional shares during the 2010 forward split.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective

On December 31, 2013, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of December 31, 2013 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2013 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph Passalaqua	64	President
Garry McHenry	55	Secretary
Devon Nish	74	Director

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

Joseph C. Passalaqua, age 64, was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008. Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008. He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010. He became the President of Plantation Lifecare Developers, Inc. in January of 2010. He is the sole owner of Greenwich Holdings, LLC.

Garry McHenry, age 55, was a Project Manager with Cabot Co. from June 2004 to June 2006, President of Digital Utilities, Inc. from June 2006 though March 26, 2009. He is currently president of Digital Utilities Ventures, Inc. Mr. McHenry is a graduate of Rochester Institute of Technology. He is currently the Secretary of Biolog Inc.

Devon Nish, age 74, has been the Director of Biolog as of February 17, 2009. He graduated with a Bachelors of Science from Utah State University in Logan, Utah with 40 additional credits in Accounting from the University of Utah.  He has been a management auditor with the State of Utah the last 5 years. He is currently the Director of Biolog Inc.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the common stock of the Company and the Officers and Director separately and as a group of the Company. Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership*	Percentage of Class*
Joseph Passalaqua, President	25,006,930	62%
106 Glenwood Dr. South
Liverpool, NY 13090

Garry McHenry, Secretary	3,000,000	7%
234 W. Foster Avenue
Palmyra, NY 14522

Devon Nish, Director	3,000,000	7%
7829 S. 2870 E.
Salt Lake City, UT 84121

Kevin Kopaunik	3,000,000	7%

All executive officers and directors as a group	31,006,930	77%

*The amount is based on 40,436,710 shares of Common Stock outstanding as of December 31, 2013.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2009 and 2010, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,488. These amounts were reclassified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. Biolog owed Joseph Passalaqua $20,488 on principal on these notes, with interest accrued of $1,575. In 2011, $75 was reclassified as a Convertible Note Payable to Cobalt Blue LLC. As of December 31, 2013 and 2012, Biolog owes Joseph Passalaqua convertible note of $20,413 in principal on these notes. The notes bear simple interest at 8% per annum, with interest accrued of $6,483 and $4,850 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $26,037. The notes bear simple interest at 8% per annum. As of December 31, 2013, Biolog owes Cobalt Blue LLC $26,037 in principal these notes, with interest accrued of $4,190 and $2,107, respectively.

As of December 31, 2013, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. The notes bear simple interest at 8% per annum. As of December 31, 2013 and 2012, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $2,432 and $1,408, respectively.

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

As of December 31, 2013 and 2012, Biolog has incurred a liability to Lyboldt-Daly in the amount of $19,700 and $14,300, respectively. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of December 31, 2013 and 2012, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

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

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, “MaloneBailey, LLP”, for audit services and aggregate fees billed by “The Accurum Group, PLLC” for tax preparation in the most recent two fiscal years, were as follows:

	FISCAL 2013	FISCAL 2012
Audit Fees (1)	$12,500	$12,500
Tax Fees (2)	$1,000	$1,000
Other Fees	$0	$0

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

