Form 10-Q
period 2014-03-31
Biolog, Inc
filed 2014-07-09
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

BIOLOG INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$ 226	$ 109
Accounts receivable	211	447
Total Current Assets	437	556

Property and equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(3,583)	(3,333)
Net property and equipment	1,417	1,667

TOTAL ASSETS	$ 1,854	$ 2,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	$ 74,886	$ 74,193
Accounts payable to related parties	20,500	19,700
Convertible notes to related parties	64,650	59,250
Interest payable to related parties	14,284	13,105
Total Current Liabilities	174,320	166,248

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common Stock, par value $.001, 100,000,000 shares authorized,
40,436,710 shares issued and outstanding at March 31, 2014 and December 31, 2013	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Accumulated deficit	(210,783)	(202,342)
Total Stockholder's Deficit	(172,466)	(164,025)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 1,854	$ 2,223

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Income	$ 1,857	$ 1,864
Cost of services	(2,122)	(2,261)
Gross Loss	(265)	(397)

Operating Expenses:
Accounting and bookkeeping	2,800	6,300
Other general and administrative expenses	4,197	4,420
Total Operating Expenses	6,997	10,720

Operating Loss	(7,262)	(11,117)

Other Expense:
Interest expense	(1,179)	(1,168)
Loss Before Income Taxes	(8,441)	(12,285)

Income Tax Provision	-	-

Net Loss	$ (8,441)	$ (12,285)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	40,436,710	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,441)	$ (12,285)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	250	250
Changes in operating assets and liabilities:
Accounts receivable	236	369
Accounts payable and accrued expense	693	6,800
Accounts payable to related parties	800	1,500
Interest payable to related parties	1,179	1,168
Net Cash (Used in) Provided by Operating Activities	(5,283)	102

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related parties	5,400	-
Net Cash Provided by Financing Activities	5,400	-

Net increase in cash	117	102
Cash at beginning of period	109	150
Cash at end of period	$ 226	$ 252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. (“we”, “our”, “Biolog” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2012 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2013 financial statements have been omitted.

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern. Biolog has a working capital deficit of $173,883 as of March 31, 2014, has incurred net losses of $210,782 for the period from February 18, 1927 (inception) to March 31, 2014, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 through 2014, Biolog received advances from Joseph Passalaqua and these amounts were reclassified as a Convertible Notes Payable. In 2011 through 2014, Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The unpaid balance under these Notes shall be convertible at the option of the Holder into the shares of the Maker’s Common Stock at any time prior to the earlier repayment in full of this Note or the Maturity Date, upon Maker’s receipt of written notice by Holder. The price per share of Maker’s Common Stock into which such unpaid balance may be converted shall be $.001. The notes bear interest at 8% per annum. As of March 31, 2014, Biolog owes $64,650 on principal of all Convertible Notes held to related parties, with interest accrued of $14,284.

As of March 31, 2014, Biolog has incurred a liability to Lyboldt-Daly in the amount of $20,500. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of March 31, 2014, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2009 through 2014, Biolog incurred liabilities to Joseph Passalaqua in the amount of $20,813 ($400 was borrowed during the three months ended March 31, 2014). These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of March 31, 2014, Biolog owes Joseph Passalaqua $20,813 in principal these notes, with interest accrued of $6,835.

In 2011 through 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum. As of March 31, 2014, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $2,688.

In 2011 through 2014, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $31,037 ($5,000 was borrowed during the three months ended March 31, 2014). These amounts are classified as a Convertible Notes Payable. The notes bear simple interest at 8% per annum, As of March 31, 2014, Biolog owes Cobalt Blue LLC $31,037 in principal these notes, with interest accrued of $4,761.

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

NOTE 5 – COMMON STOCK

As of December 31, 2013 and March 31, 2014, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK

As of December 31, 2013 and March 31, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, December 31, 2013, we own, operate, and manage 25 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $210,783 for the period from February 18, 1927 (inception) to March 31, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2013, we had $150 cash on hand, $705 in accounts receivable and an accumulated deficit of $170,930. At March 31, 2014, we had $249 cash on hand, $336 in accounts receivable and an accumulated deficit of $181,915. See “Liquidity and Capital Resources.”

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

At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. At March 31, 2014, we had $226 cash on hand, $211 in accounts receivable and an accumulated deficit of $210,783. Our primary source of liquidity for the current quarter has been from loans from related parties. This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of March 31, 2014 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $64,650. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of March 31, 2014 the accrued interest on these notes is $14,284.

Net cash used in operating activities was $5,283 during the three months ended March 31, 2014.

Net cash provided by investing activities was $0 during the three months ended March 31, 2014.

Net cash provided by financing activities was $5,400 during the three months ended March 31, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $210,783 for the period from February 18, 1927 (inception) through March 31, 2014. The company had net loss of $8,441 for the three months ended March 31, 2014 as compared to a net loss of $12,285 for the three months ended March 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2013 the Company had total current assets of $556 and total liabilities of $166,248, which resulted in a working capital deficit of $164,025. As of March 31, 2014, the Company had total current assets of $437 and total current liabilities of $174,320 resulting in a working capital deficit of $172,466.

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

REVENUES

Our total revenue decreased by $7, from $1,864 for the three months ended March 31, 2013 to $1,857 for the three months ended March 31, 2014.

Our coin call revenue was $0 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2014.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $79 for the three months ended March 31, 2013 and $72 for the three months ended March 31, 2014. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,785 for the three months ended March 31, 2013 and for the three months ended March 31, 2014. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2014 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $139, from $2,261 in the three months ended March 31, 2013, to $2,122 in the three months ended March 31, 2014. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $1,960 in the three months ended March 31, 2013 and $1,841 in the three months ended March 31, 2014.  Commission costs were $51 in the three months ended March 31, 2013 and $31 in the three months ended March 31, 2014.  Depreciation expense was $250 in the three months ended March 31, 2013 and in the three months ended March 31, 2014.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $3,723, from $10,720 in the three months ended March 31, 2013 to $6,997 in the three months ended March 31, 2014. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, decreased by $223, from $4,420 in the three months ended March 31, 2013 to $4,197 in the three months ended March 31, 2014. Professional fees, made up of accounting, bookkeeping, and legal fees decreased by $3,500, from $6,300 for the three months ended March 31, 2013 to $2,800 in the three months ended March 31, 2014. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the decrease in expense was due to the Company’s accounting and bookkeeping expenses in 2013, when comparing the same period in 2014. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

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

On March 31, 2014 our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period covered by this report, and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter as of March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the year ended December 31, 2013 and the quarter ended March 31, 2014, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

As of the year ended December 31, 2013 and the quarter ended March 31, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. MINING SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended March 31, 2014
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

