Form 10-Q
period 2014-06-30
Biolog, Inc
filed 2014-07-30
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

(X )Yes    ( ) No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of the latest practicable date July 30, 2014, is 40,436,740 shares.

BIOLOG, INC.
JUNE 30, 2014

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets As of June 30, 2014 As of December 31, 2013	3
	(Unaudited) Statements of Operations For the three months ended June 30, 2014 and June 30, 2013 For the six months ended June 30, 2014 and June 30, 2013	4
	(Unaudited) Statements of Cash Flows For the six months ended June 30, 2014 and June 30, 2013	5
	(Unaudited) Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mining Safety Disclosure	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$164	$109
Accounts receivable	677	447
Total Current Assets	841	556

Property and equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(3,833)	(3,333)
Net property and equipment	1,167	1,667

TOTAL ASSETS	$2,008	$2,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	$73,454	$74,193
Accounts payable to related parties	21,300	19,700
Convertible notes to related parties	70,000	59,250
Interest payable to related parties	15,574	13,105
Total Current Liabilities	180,328	166,248

Stockholders' Deficit:
Preferred stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at June 30, 2014 and December 31, 2013		—
Common stock, par value $.001, 100,000,000 shares authorized,
40,436,740 shares issued and outstanding at June 30, 2014 and
40,436,710 shares issued and outstanding at December 31, 2013	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Accumulated deficit	(216,637)	(202,342)
Total Stockholder's Deficit	(178,320)	(164,025)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,008	$2,223

The accompanying notes are an integral part of these unaudited financial statements.
3

BIOLOG, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Income	$1,840	$1,985	$3,697	$3,849
Cost of services	(1,988)	(2,257)	(4,110)	(4,518)
Gross loss	(148)	(272)	(413)	(669)

Operating Expenses:
Accounting and bookkeeping	2,300	2,300	5,100	8,600
Other general and administrative expenses	2,116	1,360	6,313	5,780
Total Operating Expenses	4,416	3,660	11,413	14,380

Operating Loss	(4,564)	(3,932)	(11,826)	(15,049)

Other Expense:
Interest expense	(1,290)	(1,183)	(2,469)	(2,351)

Net Loss	$(5,854)	$(5,115)	$(14,295)	$(17,400)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted weighted average common shares outstanding	40,436,740	40,436,710	40,436,725	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,295)	$(17,400)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Accounts receivable	(230)	274
Accounts payable and accrued expenses	(739)	11,106
Accounts payable to related party	1,600	3,100
Interest payable to related parties	2,469	2,350
Net Cash Used in Operating Activities	(10,695)	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related parties	10,750	—
Net Cash Provided by Financing Activities	10,750	—

Net increase (decrease) in cash	55	(70)
Cash at beginning of period	109	150
Cash at end of period	$164	$80

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—
The accompanying notes are an integral part of these audited financial statements.

BIOLOG, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biolog, Inc. (“we”, “our”, “Biolog” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Biolog’s audited 2013 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Biolog’s fiscal 2013 financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern. Biolog has a working capital deficit of $179,487 as of June 30, 2014, has incurred net losses of $216,637 for the period from February 18, 1927 (inception) to June 30, 2014, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 through 2014, Biolog received loans from Joseph Passalaqua and in 2011 through 2014, Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The notes are convertible into common stock of the Company at $0.001 per share. The notes are unsecured, due on demand and bear interest at 8% per annum. As of June 30, 2014, Biolog owes $70,000 on principal of all Convertible Notes held to related parties, with interest accrued of $15,574.

As of June 30, 2014, Biolog has incurred a liability to Lyboldt-Daly in the amount of $21,300. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of June 30, 2014, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2009 through 2014, Biolog incurred liabilities to Joseph Passalaqua in the amount of $26,163 ($5,750 was borrowed during the six months ended June 30, 2014). These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum. As of June 30, 2014, Biolog owes Joseph Passalaqua $26,163 in principal these notes, with interest accrued of $7,308.

In 2011 through 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum. As of June 30, 2014, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $2,940.

In 2011 through 2014, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President, in the amount of $31,037 ($5,000 was borrowed during the three months ended June 30, 2014). These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum, As of June 30, 2014, Biolog owes Cobalt Blue LLC $31,037 in principal these notes, with interest accrued of $5,326.

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

NOTE 5 – COMMON STOCK

As of December 31, 2013, Biolog had 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding.

On April 1, 2014, the Company issued 30 shares of common stock to Cede & Co. to adjust the number of shares issued and outstanding to a corrected amount. The adjustment was due to an error in the rounding of fractional shares during the 2010 forward split.

As of June 30, 2014, Biolog had 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,740 shares of common stock issued and outstanding.

NOTE 6 – PREFERRED STOCK

As of December 31, 2013 and June 30, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $216,637 for the period from February 18, 1927 (inception) to June 30, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. At June 30, 2014, we had $164 cash on hand, $677 in accounts receivable and an accumulated deficit of $216,637. See “Liquidity and Capital Resources.”

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

At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. At June 30, 2014, we had $164 cash on hand, $677 in accounts receivable and an accumulated deficit of $216,637. Our primary source of liquidity for the current quarter has been from loans from related parties. This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of June 30, 2014 we have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $70,000. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of June 30, 2014 the accrued interest on these notes is $15,574.

Net cash used in operating activities was $10,695 during the six months ended June 30, 2014.

Net cash provided by investing activities was $0 during the six months ended June 30, 2014.

Net cash provided by financing activities was $10,750 during the six months ended June 30, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $216,637 for the period from February 18, 1927 (inception) through June 30, 2014. The company had net loss of $14,295 for the six months ended June 30, 2014 as compared to a net loss of $17,400 for the six months ended June 30, 2013.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2013 the Company had total current assets of $556 and total current liabilities of $166,248, which resulted in a working capital deficit of $165,692. As of June 30, 2014, the Company had total current assets of $841 and total current liabilities of $180,328 resulting in a working capital deficit of $179,487.

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

REVENUES

Our total revenue decreased by $145, from $1,985 for the three months ended June 30, 2013 to $1,840 for the three months ended June 30, 2014.

Our coin call revenue was $129 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2014.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $70 for the three months ended June 30, 2013 and $55 for the three months ended June 30, 2014. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,786 for the three months ended June 30, 2013 and $1,785 for the three months ended June 30, 2014. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2014 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $269, from $2,257 in the three months ended June 30, 2013, to $1,988 in the three months ended June 30, 2014. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $1,956 in the three months ended June 30, 2013 and $1,709 in the three months ended June 30, 2014.  Commission costs were $51 in the three months ended June 30, 2013 and $29 in the three months ended June 30, 2014.  Depreciation expense was $250 in the three months ended June 30, 2013 and in the three months ended June 30, 2014.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $863, from $4,843 in the three months ended June 30, 2013 to $5,706 in the three months ended June 30, 2014. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $756, from $1,360 in the three months ended June 30, 2013 to $2,116 in the three months ended June 30, 2014. Professional fees, made up of accounting, bookkeeping, and legal fees are $2,300, the same for the period three month ended June 30, 2013 and 2014.. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

REVENUES

Our total revenue decreased by $152, from $3,849 for the six months ended June 30, 2013 to $3,697 for the six months ended June 30, 2014.

Our coin call revenue was $129 for the six months ended June 30, 2013 and $0 for the six months ended June 30, 2014.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $149 for the six months ended June 30, 2013 and $127 for the six months ended June 30, 2014. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $3,571 for the six months ended June 30, 2013 and $3,570 for the six months ended June 30, 2014. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2014 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $408, from $4,518 in the six months ended June 30, 2013, to $4,110 in the six months ended June 30, 2014. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $3,916 in the six months ended June 30, 2013 and $3,550 in the six months ended June 30, 2014.  Commission costs were $102 in the six months ended June 30, 2013 and $60 in the six months ended June 30, 2014.  Depreciation expense was $250 in the six months ended June 30, 2013 and in the six months ended June 30, 2014.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $2,849, from $16,731 in the six months ended June 30, 2013 to $13,822 in the six months ended June 30, 2014. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $533, from $5,780 in the six months ended June 30, 2013 to $6,313 in the six months ended June 30, 2014. Professional fees, made up of accounting, bookkeeping, and legal fees decreased by $3,500, from $8,600 for the six months ended June 30, 2013 to $5,100 in the six months ended June 30, 2014. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the decrease in expense was due to the Company’s accounting and bookkeeping expenses in 2013, when comparing the same period in 2014. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

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

On June 30, 2014 our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period covered by this report, and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter as of June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of June 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of December 31, 2013, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding. As of June 30, 2014, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,740 shares of common stock issued and outstanding

As of the year ended December 31, 2013 and the quarter ended June 30, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. MINING SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended June 30, 2014
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 30, 2014

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President; Principal Executive Officer

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish

Name: Devon Nish

Title: Director

