Form 10-Q
period 2014-09-30
Biolog, Inc
filed 2014-10-20
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

(X )Yes    ( ) No

The number of shares of common stock, $.001 par value per share, of the registrant that is outstanding as of the latest practicable date October 20, 2014, is 40,436,740 shares.

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

BIOLOG, INC.
BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$481	$109
Accounts receivable	159	447
Total Current Assets	640	556

Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(4,083)	(3,333)
Net Property and Equipment	917	1,667

TOTAL ASSETS	$1,557	$2,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	$74,037	$74,193
Accounts payable to related parties	22,100	19,700
Convertible notes to related parties	70,000	59,250
Interest payable to related parties	16,985	13,105
Notes payable	9,180	—
Total Current Liabilities	192,302	166,248

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common Stock, par value $.001, 100,000,000 shares authorized,
40,436,740 shares issued and outstanding at September 30, 2014 and
40,436,710 shares issued and outstanding at December 31, 2013	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Deficit accumulated during the development stage	(229,062)	(202,342)
Total Stockholders’ Deficit	(190,745)	(164,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,557	$2,223

The accompanying notes are an integral part of these unaudited financial statements.
3

BIOLOG, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Income	$1,839	$1,902	$5,536	$5,751
Cost of services	(2,063)	(2,273)	(6,173)	(6,791)
Gross Loss	(224)	(371)	(637)	(1,040)

Operating Expenses:
Accounting and bookkeeping	2,300	2,300	7,400	10,900
Other general and administrative expenses	8,316	3,100	14,629	8,880
Total Operating Expenses	10,616	5,400	22,029	19,780

Operating Loss	(10,840)	(5,771)	(22,666)	(20,820)

Other Expense:
Interest Expense	(1,585)	(1,194)	(4,054)	(3,545)

Net Loss	$(12,425)	$(6,965)	$(26,720)	$(24,365)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	40,436,740	40,436,710	40,436,725	40,436,710

The accompanying notes are an integral part of these unaudited financial statements.

BIOLOG, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,720)	$(24,365)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	750	750
Changes in operating assets and liabilities:
Accounts receivable	288	477
Accounts payable and accrued expenses	(156)	15,613
Accounts payable - related party	2,400	3,900
Interest payable - related party	3,880	3,545
Net Cash Used in Operating Activities	(19,558)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	9,180
Proceeds from convertible notes - related parties	10,750	—
Net Cash Provided by Financing Activities	19,930	—

Net increase (decrease) in cash	372	(80)
Cash at beginning of period	109	150
Cash at end of period	$481	$70

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

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

Several conditions and events cast substantial doubt about Biolog’s ability to continue as a going concern. Biolog has a working capital deficit of $191,662 as of September 30, 2014, has incurred net losses of $229,062 for the period from February 18, 1927 (inception) to September 30, 2014, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Biolog’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. Biolog is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of Biolog have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 through 2014, Biolog received loans from Joseph Passalaqua and in 2011 through 2014, Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The notes are convertible into common stock of the Company at $0.001 per share. The notes are unsecured, due on demand and bear interest at 8% per annum. As of September 30, 2014 and December 31, 2013, Biolog owes $70,000 and $59,250, respectively, on principal of all Convertible Notes held to related parties, with interest accrued of $16,985 and $13,105, respectively.

As of September 30, 2014 and December 31, 2013, Biolog has incurred a liability to Lyboldt-Daly in the amount of $22,100 and $19,700, respectively. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of September 30, 2014, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2009 through 2014, Biolog incurred liabilities to Joseph Passalaqua in the amount of $26,163 ($5,750 was borrowed during the nine months ended September 30, 2014). These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum. As of September 30, 2014, Biolog owes Joseph Passalaqua $26,163 in principal these notes, with interest accrued of $7,835.

In 2011 through 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum. As of September 30, 2014, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $3,198.

In 2011 through 2014, Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President; in the amount of $31,037 ($5,000 was borrowed during the nine months ended September 30, 2014). These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum, As of September 30, 2014, Biolog owes Cobalt Blue LLC $31,037 in principal these notes, with interest accrued of $5,952.

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

NOTE 5 – NOTES PAYABLE

On August 15, 2014, Biolog incurred liabilities to an outside party in the amount of $9,180. The amount is classified as Notes Payable. The note is unsecured, due on demand and bears simple interest at 15% per annum. As of September 30, 2014, Biolog owes $9,180 in principal on the note, with interest accrued of $173.

NOTE 6 – COMMON STOCK

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

As of September 30, 2014, Biolog had 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,740 shares of common stock issued and outstanding.

NOTE 7 – PREFERRED STOCK

As of December 31, 2013 and September 30, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $229,062 for the period from February 18, 1927 (inception) to September 30, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. At September 30, 2014, we had $481 cash on hand, $159 in accounts receivable and an accumulated deficit of $229,062. See “Liquidity and Capital Resources.”

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

At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. At September 30, 2014, we had $481 cash on hand, $159 in accounts receivable and an accumulated deficit of $229,062. Our primary source of liquidity for the current quarter has been from loans from related parties. This includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. As of September 30, 2014 we have Convertible Notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC in the amount of $70,000. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of September 30, 2014 the accrued interest on these notes is $16,985.

On August 15, 2014, Biolog incurred liabilities to an outside party in the amount of $9,180. The amount is classified as Notes Payable. The note is unsecured, due on demand and bears simple interest at 15% per annum. As of September 30, 2014, Biolog owes $9,180 in principal on the note, with interest accrued of $173.

Net cash used in operating activities was $19,558 during the nine months ended September 30, 2014.

Net cash provided by investing activities was $0 during the nine months ended September 30, 2014.

Net cash provided by financing activities was $19,930 during the nine months ended September 30, 2014.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $229,062 for the period from February 18, 1927 (inception) through September 30, 2014. The company had net loss of $26,720 for the nine months ended September 30, 2014 as compared to a net loss of $24,365 for the nine months ended September 30, 2013.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

As of December 31, 2013 the Company had total current assets of $556 and total current liabilities of $166,248, which resulted in a working capital deficit of $165,692. As of September 30, 2014, the Company had total current assets of $640 and total current liabilities of $192,302 resulting in a working capital deficit of $191,662.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES

Our total revenue decreased by $63 from $1,902 for the three months ended September 30, 2013 to $1,839 for the three months ended September 30, 2014.

Our coin call revenue was $117 for the three months ended September 30, 2013 and $0 for the three months ended September 30, 2014.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the three months ended September 30, 2013 and $54 for the three months ended September 30, 2014. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $1,785 for the three months ended September 30, 2013 and for the three months ended September 30, 2014. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2014 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $210, from $2,273 in the three months ended September 30, 2013, to $2,063 in the three months ended September 30, 2014. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $2,023 in the three months ended September 30, 2013 and $1,783 in the three months ended September 30, 2014.  Commission costs were $ 0 in the three months ended September 30, 2013 and $30 in the three months ended September 30, 2014.  Depreciation expense was $250 in the three months ended September 30, 2013 and in the three months ended September 30, 2014.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,216, from $5,400 in the three months ended September 30, 2013 to $10,616 in the three months ended September 30, 2014. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $5,216, from $3,100 in the three months ended September 30, 2013 to $8,316 in the three months ended September 30, 2014. Professional fees, made up of accounting, bookkeeping, and legal fees were $2,300, the same for the period three month ended September 30, 2013 and 2014. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s outside services expense of filing fees in 2014, when comparing the same period in 2013. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES

Our total revenue decreased by $215, from $5,751 for the nine months ended September 30, 2013 to $5,536 for the nine months ended September 30, 2014.

Our coin call revenue was $246 for the nine months ended September 30, 2013 and $0 for the nine months ended September 30, 2014.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $149 for the nine months ended September 30, 2013 and $181 for the nine months ended September 30, 2014. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $3,356 for the nine months ended September 30, 2013 and $3,355 for the nine months ended September 30, 2014. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2014 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Morningstar Foods, Delhi, New York

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meredale, New York

COST OF SALES

Our overall cost of services decreased by $618, from $6,791 in the nine months ended September 30, 2013, to $6,173 in the nine months ended September 30, 2014. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $5,939 in the nine months ended September 30, 2013 and $5,331 in the nine months ended September 30, 2014.  Commission costs were $102 in the nine months ended September 30, 2013 and $92 in the nine months ended September 30, 2014.  Depreciation expense was $750 in the nine months ended September 30, 2013 and in the nine months ended September 30, 2014.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,249, from $19,780 in the nine months ended September 30, 2013 to $22,029 in the nine months ended September 30, 2014. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services consisting of stock transfer fees and filing fees, increased by $5,749, from $8,880 in the nine months ended September 30, 2013 to $14,629 in the nine months ended September 30, 2014. Professional fees, made up of accounting, bookkeeping, and legal fees decreased by $3,500, from $10,900 for the nine months ended September 30, 2013 to $7,400 in the nine months ended September 30, 2014. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to the Company’s outside services expense of filing fees in 2014, when comparing the same period in 2013. Our expenses to date are largely due to professional fees that include accounting, consulting and legal fees.

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

On September 30, 2014 our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the period covered by this report, and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter as of September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of December 31, 2013, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,710 shares of common stock issued and outstanding. As of September 30, 2014, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,740 shares of common stock issued and outstanding

As of the year ended December 31, 2013 and the quarter ended September 30, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and 0 shares of preferred stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have not defaulted on any senior securities.

ITEM 4. MINING SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information that should be disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended September 30, 2014
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 20, 2014

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President; Principal Executive Officer

By: /s/ Garry McHenry

Name: Garry McHenry

Title: Secretary; Principal Financial Officer

By: /s/ Devon Nish

Name: Devon Nish

Title: Director

