Form 10-K
period 2014-12-31
Biolog, Inc
filed 2015-03-10
CIK 1462566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares outstanding of each of the Registrant’s classes of common stock as of the date of this report and March 10, 2015, is 40,436,740 shares, all of one class, $.001 par value per share.

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

(Check one)

Large accelerated filer ( ) Accelerated filer ( )

Non-accelerated filer ( ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X)   No  ( )

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on June 30, 2014.

2

BIOLOG, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

We remained in this condition until in November 4, 2004, an Application for Reinstatement was completed and filed with the State of Utah. On December 15, 2004 an Amended and Restated Articles of Incorporation was filed under the laws of the State of Utah, whereby our name was changed to “Biolog, Inc.” Since 2004, we have not commenced any operations.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2014, we own, operate, and manage 28 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

ITEM 2. - LEGAL PROCEEDINGS

Not Applicable.

ITEM 3. - PROPERTIES

We currently maintain a mailing address at 123 Parker Avenue, Liverpool, NY 13088. Our telephone number there is (315) 560-5505. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President, Mr. Passalaqua. It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

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

 (b) Holders. As of December 31, 2014 there were approximately 933 record holders of 40,436,740 shares of the Company's common stock.

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

(e) Recent Sale of Unregistered Securities.

As of December 31, 2014 Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,740 shares of common stock issued and outstanding.

(f) Transfer Agent.	Fidelity Stock Transfer Company
8915 South 700 East, Suite 102
Sandy, Utah 84070
Phone: 801-562-1300
Fax: 801-233-0589

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $237,039 from inception through December 31, 2014 and had a working capital deficit of $198,389 as of December 31, 2014 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2013, we had $109 cash on hand, and an accumulated deficit of $202,342. At December 31, 2014, we had $588 cash on hand, and an accumulated deficit of $237,039. See “Liquidity and Capital Resources.”

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with FASB ASC 605. As of the year ended December 31, 2014, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

At December 31, 2013, we had $109 cash on hand, $447 in accounts receivable and an accumulated deficit of $202,342. At December 31, 2014, we had $588 cash on hand, $160 in accounts receivable and an accumulated deficit of $237,039. Our primary source of liquidity for the current year has been from loans from related parties and non-related parties. The related parties includes Joseph C. Passalaqua, the President and principal stockholder, Mary Passalaqua spouse of Joseph Passalaqua, and Cobalt Blue LLC of which Mary Passalaqua is President. We have convertible notes payable to Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC. These notes bear a simple interest rate of 8% per annum and are payable upon demand. As of December 31, 2014 the principal on these notes is $71,500 and accrued interest is $18,410. The Company has a promissory note payable to Aquamarine Holdings LLC, a non-related party. This note bears a simple interest rate of 15% per annum and is due on demand. As of December 31, 2014 the principal on this notes $9,180 and the accrued interest is $521.

Net cash used in operating activities was $20,951 and $41 during the year ended December 31, 2014 and 2013, respectively.

Net cash provided by investing activities was $0 during the years ended December 31, 2014 and 2013.

Net cash provided by financing activities was $21,430 and $0 during the year ended December 31, 2014 and 2013, respectively.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $237,039 for the period from inception through December 31, 2014. The company had net loss of $34,697 for the year ended December 31, 2014 as compared to a net loss of $31,412 for the year ended December 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPITAL

The Company had total current assets of $556 and total current liabilities of $166,248 resulting in a working capital deficit of $165,692 as of December 31, 2013. We had total current assets of $748 and total current liabilities of $200,137, resulting in working capital deficit of $199,389 as of December 31, 2014.

FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

REVENUES

Our total revenue decreased by $56, from $7,698 for the year ended December 31, 2013 to $7,642 for the year ended December 31, 2014. In 2014, there was a refund from the State of Utah for Corporation taxes in the amount of $197.

Our coin call revenue was $342 for the year ended December 31, 2013 and $68 for the year ended December 31, 2014.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $215 for the year ended December 31, 2013 and $237 for the year ended December 31, 2014. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $7,141 for the year ended December 31, 2013 and $7,140 for the year ended December 31, 2014. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2014 seven customers made up the local service revenue:

Addison Place Apartments, Addison, New York

Delaware County Building & Maint. Department, Delaware, New York

Delhi Central School District, Delhi, New York

Saputo Dairy Foods USA, LLC

Mountainside Residential Care, Lake Katrine, New York

SUNY Delhi, Delhi, New York

Town of Meredith, Meridale, New York

COST OF SALES

Our overall cost of services decreased by $765, from $9,138 in the year ended December 31, 2013, to $8,373 in the year ended December 31, 2014. The principal costs related to the ongoing operation of our payphones will include telecommunication costs, commission expense and depreciation.

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

Telecommunication costs were $8,005 in the year ended December 31, 2013 and $7,250 in the year ended December 31, 2014.  Commissions were $133 in the year ended December 31, 2013 and $122 in the year ended December 31, 2014.  Depreciation expense was $1,000 in the years ended December 31, 2013 and the year ended December 31, 2014, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,908, from $25,232 in the year ended December 31, 2013 to $28,140 in the year ended December 31, 2014. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expenses and outside services, consisting of stock transfer fees and filing fees, increased by $5,908, from $9,832 in the year ended December 31, 2013 to $15,740 in the year ended December 31, 2014. Professional fees, made up of accounting, bookkeeping, and legal fees decreased by $3,000, from $15,400 in the year ended December 31, 2013 to $12,400 in the year ended December 31, 2014. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in operating expense was due to the Company’s G&A expenses in 2014, when comparing the same period in 2013. Our expenses to date are largely due to professional fees that include accounting fees, consulting fees and stock transfer company fees.

Common Stock

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock").

As of December 31, 2014, 40,436,740 shares of common stock were issued and outstanding.

As of December 31, 2014, there are 933 shareholders of our common stock.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2014 and December 31, 2013, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

BIOLOG INC.

DECEMBER 31, 2014

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	22

Balance Sheets
December 31, 2014 and 2013	23

Statements of Operations
For the years ended December 31, 2014 and 2013	24

Statement of Stockholders' Deficit
For years ended December 31, 2014 and 2013	25

Statements of Cash Flows
For years ended December 31, 2014 and 2013	26

Notes to Financial Statements	27-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Biolog, Inc.

Liverpool, NY

We have audited the accompanying balance sheets of Biolog, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 10, 2015

BIOLOG INC.
BALANCE SHEETS
	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$588	$109
Accounts receivable	160	447
Total Current Assets	748	556

Property and Equipment:
Payphone equipment	5,000	5,000
Less accumulated depreciation	(4,333)	(3,333)
Net Property and Equipment	667	1,667

TOTAL ASSETS	$1,415	$2,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expense	77,447	74,193
Accounts payable to related parties	23,600	19,700
Convertible notes to related parties	71,500	59,250
Interest payable to related parties	18,410	13,105
Note payable	9,180	—
Total Current Liabilities	200,137	166,248

Stockholders' Deficit:
Preferred Stock, par value $.001, 10,000,000 shares authorized,
none issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common Stock, par value $.001, 100,000,000 shares authorized,
40,436,740 shares issued and outstanding at December 31, 2014 and
December 31, 2013	40,440	40,440
Additional paid-in capital	(2,123)	(2,123)
Accumulated deficit	(237,039)	(202,342)
Total Stockholders' Deficit	(198,722)	(164,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,415	$2,223

The accompanying notes are an integral part of these financial statements.

BIOLOG, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Revenues:
Income	$ 7,642	$ 7,698
Cost of services	(8,373)	(9,138)
Gross Loss	(731)	(1,440)

Operating Expenses:
Accounting and bookkeeping	12,400	15,400
Other general and administrative expenses	15,740	9,832
Total Operating Expenses	28,140	25,232

Operating Loss	(28,871)	(26,672)

Other Expense:
Interest Expense	(5,826)	(4,740)
Net Loss	$ (34,697)	$ (31,412)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding	40,436,740	40,436,710

The accompanying notes are an integral part of these financial statements.

BIOLOG, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 and DECEMBER 31, 2013

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balances at December 31, 2012	40,436,710	$ 40,440	$ (2,123)	$ (170,930)	$ (132,613)

Net Loss	-	-	-	(31,412)	(31,412)

Balances at December 31, 2013	40,436,710	40,440	(2,123)	(202,342)	(164,025)

Stock issued for beneficial round-up	30	-	-	-	-

Net Loss	-	-	-	(34,697)	(34,697)

Balances at December 31, 2014	40,436,740	$ 40,440	$ (2,123)	$ (237,039)	$ (198,722)

The accompanying notes are an integral part of these financial statements

BIOLOG, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(34,697)	$(31,412)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	287	258
Accounts payable and accrued expenses	3,254	19,973
Accounts payable - related party	3,900	5,400
Interest payable - related party	5,305	4,740
Net Cash Used in Operating Activities	(20,951)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	9,180	—
Proceeds from convertible notes - related parties	12,250	—
Net Cash Provided by Financing Activities	21,430	—

Net increase (decrease) in cash	479	(41)
Cash at beginning of period	109	150
Cash at end of period	$588	$109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Biolog, Inc. will continue in operation for at least one year from December 31, 2014 and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses for the year ended December 31, 2014 and since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 “Accounting for Stock-Based Compensation” (ASC 718), as amended, requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the year ended December 31, 2014, and accordingly, no compensation expense was recognized for the year ended December 31, 2014. In addition, no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

The Company recognizes revenues in accordance with FASB ASC 605 which clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2014, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2014 and 2013, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of local service revenue. The Accounts Receivable was $447 as of December 31, 2013 and $160 as of December 31, 2014.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Amanda Godin, the previous President of Biolog contributed payphone equipment valued at $5,000 in exchange for common stock. Depreciation expense for the year ended December 31, 2014 and 2013 was $1,000, respectively. Depreciation is computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful	December 31,
Asset	Life	2014	2013

Payphone Equipment	5 years	$5,000	$5,000
Accumulation Deprecation		(4,333)	(3,333)
Net Value of Equipment		$667	$1,667

Impairment of Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment necessary during the years December 31, 2014 and 2013.

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

Recent Accounting Standards

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

NOTE 2 - INCOME TAXES

As of December 31, 2014 the Company had a net operating loss carry forward for income tax reporting purposes of approximately $237,039 that may be offset against future taxable income. The net operating loss will expire between 2021 and 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Deferred tax assets consisted of the following as of December 31, 2014 and December 31, 2013:

	2014	2013
Net Operating Losses	$82,964	$70,820
Valuation Allowance	(82,964)	(70,820)
Net Deferred Tax Asset	$—	$—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2009 through 2014, Biolog received loans from Joseph Passalaqua and in 2011 through 2014, Biolog received loans from Mary Passalaqua and Cobalt Blue LLC of which Mary Passalaqua is President and these amounts were classified as a Convertible Notes Payable. The notes are convertible into common stock of the Company at $0.001 per share. The notes are unsecured, due on demand and bear interest at 8% per annum. As of December 31, 2014 and December 31, 2013, Biolog owes $71,500 and $59,250, respectively, on principal of all Convertible Notes held to related parties, with interest accrued of $18,410 and $13,105, respectively.

As of December 31, 2014 and 2013, Biolog has incurred a liability to Lyboldt-Daly in the amount of $23,600 and $19,700 respectively. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of December 31, 2014, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

In 2009 through 2014 Biolog incurred liabilities to Joseph Passalaqua, the President of Biolog, Inc., in the amount of $27,663 ($7,250 was borrowed during the fiscal year December 31, 2014). These amounts are classified as a Convertible Notes Payable. The notes are unsecured, due on demand and bear simple interest at 8% per annum. As of December 31, 2014, Biolog owes Joseph Passalaqua $26,663 in principal these notes, with interest accrued of $8,376.

In 2011 through 2014 Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President; in the amount of $31,037 ($5,000 was borrowed during the fiscal year December 31, 2014). These amounts are classified as Convertible Notes Payable that bear simple interest at 8% per annum. As of December 31, 2014, Biolog owes Cobalt Blue LLC $31,037 in principal these notes, with interest accrued of $6,577.

In 2011 through 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. These amounts are classified as Convertible Notes Payable that bear simple interest at 8% per annum. As of December 31, 2014, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $3,457.

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

NOTE 5 – NOTES PAYABLE

On August 15, 2014, Biolog incurred liabilities to an outside party in the amount of $9,180. The amount is classified as Notes Payable. The note is unsecured, due on demand and bears simple interest at 15% per annum. As of December 31, 2014, Biolog owes $9,180 in principal on the note, with accrued interest of $521.

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

As of December 31, 2014, Biolog has 100,000,000 shares of common stock authorized at $0.001 par value per share and 40,436,740 shares of common stock issued and outstanding.

NOTE 7 – PREFERRED STOCK

As of December 31, 2014, Biolog had 10,000,000 shares of preferred stock authorized at $0.001 and no shares of preferred stock issued and outstanding.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective

On December 31, 2014, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of December 31, 2014 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2014 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do have not proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph Passalaqua	65	President
Garry McHenry	57	Secretary
Devon Nish	75	Director

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

Joseph C. Passalaqua, age 65, was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008. He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010. He became the President of Plantation Lifecare Developers, Inc. in January 2010. He became the Secretary of Highlight Networks, Inc in May 2012. He is currently the President of Biolog, Inc.

Garry McHenry, age 57, was a Project Manager with Cabot Co. from June 2004 to June 2006, President of Digital Utilities, Inc. from June 2006 through March 26, 2009. He is currently president of Digital Utilities Ventures, Inc. Mr. McHenry is a graduate of Rochester Institute of Technology. He is currently the Secretary of Biolog Inc.

Devon Nish, age 75, has been the Director of Biolog as of February 17, 2009. He graduated with a Bachelors of Science from Utah State University in Logan, Utah with 40 additional credits in Accounting from the University of Utah.  He has been a management auditor with the State of Utah the last 5 years. He is currently the Director of Biolog Inc.

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

*The amount is based on 40,436,740 shares of Common Stock outstanding as of December 31, 2014.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2009 through 2014 Biolog incurred liabilities to Joseph Passalaqua, the President of Biolog, Inc, in the amount of $27,663 ($7,250 was borrowed during the fiscal year December 31, 2014). These amounts are classified as a Convertible Notes Payable that bear simple interest at 8% per annum. As of December 31, 2014, Biolog owes Joseph Passalaqua $27,663 in principal these notes, with interest accrued of $8,376.

In 2011 through 2014 Biolog incurred liabilities to Cobalt Blue LCC, of which Mary Passalaqua is the President; in the amount of $31,037 ($5,000 was borrowed during the fiscal year December 31, 2014). These amounts are classified as a Convertible Notes Payable that bear simple interest at 8% per annum. As of December 31, 2014, Biolog owes Cobalt Blue LLC $31,037 in principal these notes, with interest accrued of $6,577.

In 2011 through 2012, Biolog incurred liabilities to Mary Passalaqua in the amount of $12,800. These amounts are classified as a Convertible Notes Payables that bear simple interest at 8% per annum. As of December 31, 2014, Biolog owes Mary Passalaqua $12,800 in principal these notes, with interest accrued of $3,457.

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

As of December 31, 2014, Biolog has incurred a liability to Lyboldt-Daly in the amount of $23,600. Lyboldt-Daly completed the bookkeeping and internal accounting for Biolog, Inc. Joseph Passalaqua is President of Lyboldt-Daly and a majority shareholder in Biolog, Inc. The liability is unsecured and due on demand.

As of December 31, 2014, all activities of Biolog have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Biolog for the use of these facilities and there are no commitments for future use of the facilities.

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

	FISCAL 2014	FISCAL 2013
Audit Fees (1)	$8,500	$12,500
Tax Fees (2)	$0	$1,000
Other Fees	$0	$0

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

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV.

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

EXHIBIT 3.1	Articles of Amendment to Articles of Incorporation (Profit)**
EXHIBIT 3.2	By-laws**
EXHIBIT 3.1	Certificate for Renewal and Revival of Charter**
EXHIBIT 31.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Biolog, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Biolog, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10K for the Period Ended December 31, 2014
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 10, 2015

By: /s/Joseph Passalaqua Name: Joseph Passalaqua Title: President

By: Garry McHenry Name: Garry McHenry Title: Secretary

By: /s/ Devon Nish Name: Devon Nish Title: Director

